Form 10-K
period 2019-12-31
Professional Holding Corp.
filed 2020-03-30
CIK 1630856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 001-39215

Professional Holding Corp.

(Exact  name of Registrant as specified in its charter)

Florida	46-5144312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

396 Alhambra Circle, Suite 255

Coral Gables, FL 33134 (786) 483-1757

(Address, including zip code, and telephone number, including area code, of Registrant’s  principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A Common Stock	PFHD	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on January 7, 2020 as reported by the Nasdaq Global Select Market on such date was approximately $174.5 million. The registrant has elected to use January 7, 2020, which was the initial trading date on the Nasdaq Global Select Market, as the calculation date because on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of Professional Holding Corporation common stock, par value $0.01 per share, as of March 30, 2020, was 13,547,565.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this report.

i

When used in theis report, “the Company,” “we,” and “our” may refer to Professional Holding Corp. individually, Professional Holding Corp. and its subsidiaries, or our wholly owned subsidiary Professional Bank.

AVAILABLE INFORMATION

The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549 (information on the operation of tht Public Reference Room is available by calling the SEC at 1-800-SEC-0330).  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company makes available on its website www.myprobank.com its code of ethics and charters of the Auidt Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors.  Neither our website nor the information contained on that site, or connected to that site, is incorporated by referenced inot the Annual Report on Form 10-K.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect our current opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding, among other things, future events or future results, in contrast with statements that reflect historical facts. These statements are often, but not always, made through the use of conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should” or the negative versions of these terms or other comparable terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•

the duration and severity of the cornona virus COVID 19 pandemic, both in our principal area of operatins and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations;

•	our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
•	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
•	increased competition and its effect on pricing of our products and services as well as our margins;
•	legislative or regulatory changes;
•	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
•	the Bank’s ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
•	changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;
•

the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;

•	our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;

•	the frequency and magnitude of foreclosure of our loans;
•	changes in the securities, real estate markets and commodities markets (including fluctuations in the price of oil);
•	negative publicity and the impact on our reputation;
•	our ability to attract and retain highly qualified personnel;
•	technological changes;
•	cybersecurity risks including security breaches, computer viruses, and data processing system failures and errors;
•	our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
•	changes in monetary and fiscal policies of the U.S. Government and the Federal Reserve;
•	inflation, interest rate, unemployment rate, market, and monetary fluctuations;
•	the efficiency and effectiveness of our internal control environment;
•	the ability of our third-party service providers’ to continue providing services to us and clients without interruption;
•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
•	potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
•	potential disruptions from viruses and pandemics, including the spread of the novel coronavirus COVID-19;
•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•	changes in consumer spending and saving habits;
•	growth and profitability of our noninterest income;
•	anti-takeover provisions under federal and state law as well as our governing documents;
•	potential business uncertainties as we integrate MBI into our operations.

If one or more events related to these or other risks or uncertainties materialize or intensify, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this prospectus are made only as of the date of the Annual Report on Form 10-K. New factors emerge from time to time, and it is not possible for us to predict which will arise. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, except as may be required by law.

PART I

Item 1. Business

General

Professional Holding Corp. is a Florida corporation and a financial holding company.

We were incorporated in 2014 and headquartered in Coral Gables, Florida. We operate primarily through our wholly owned subsidiary, Professional Bank, a Florida state-chartered bank, which commenced operations in 2008. We focus on providing creative, relationship-driven commercial banking products and services designed to meet the needs of our clients. Our clients are small to medium sized businesses, the owners and operators of these businesses, and other professionals, entrepreneurs and high net worth individuals.

We believe that we have developed a reputation in our market for highly customized services, and we continue to seek new ways to meet our clients’ financial needs. We offer a full line of deposit products, cash management services and commercial and residential loan programs, as well as online/digital and mobile banking capabilities. We firmly believe our clients place value on our local and timely decision-making, coupled with the high-quality service that we provide. Approaching our clients’ challenges from a different point of view is at the heart of our culture, as our bankers are extremely familiar with our clients’ businesses, enabling us to more accurately assess risk, while developing mutually acceptable credit structures for the bank and its clients.

In October 2019, we opened our Digital Innovation Center in Cleveland, Ohio to support our investments in technology and infrastructure and to continue enhancing our service offerings. It is staffed by former employees of national banking institutions and global consulting firms with experience in banking technology and growth strategies. We recently released our first Apple Watch app, a person-to-person, or P2P, payment service with immediate clearing capabilities that can be used with any other bank in the country. We plan to use our technology platform to create a comprehensive digital bank, including enabling the opening of online accounts through our website. We believe that our technology platform will allow us to compete with larger financial institutions by offering a cutting-edge digital client experience that can be specifically tailored to multiple demographics, while also continuing the customized concierge service that our clients have come to expect.

Since February 7, 2020, the principal market on which our Class A Common Stock is traded is the Nasdaq Global Select Marketplace under the symbol “PFHD.” On February 11, 2020, we announced the closing of our initial public offering (“IPO”) of 3,565,000 shares of our Class A Common Stock, which included an additional 465,000 shares in connection with the exercise in full of the underwriters’ option to purchase additional shares. The closing of the IPO resulted in total net proceeds of approximately $61.3 million, after deducting an underwriting discount of 7%, before expenses. The IPO price of the Class A Common Stock was $18.50 per share.

On March 26, 2020, we closed a merger with  Marquis Bancorp, Inc., or MBI, and its wholly owned subsidiary, Marquis Bank, a Florida state-chartered bank.  Each share of MBI common stock outstanding was converted into 1.2048 shares of our Class A Common Stock, with cash paid in lieu of any fractional shares. At the closing of the merger we issued approximately 4,227,816 shares of our Class A Common Stock.  No MBI shareholders exercised appraisal rights. In addition, all stock options of MBI granted and outstanding on the closing date of the merger were converted into an option to purchase shares of our Class A Common Stock based on the exchange ratio. Upon completion of the merger, the pro forma combined institution had approximately $1.7 billion in total assets, excluding purchase accounting adjustments, total net loans of $1.3 billion and total deposits of $1.4 billion as of December 31, 2019, excluding purchase accounting adjustments.

At March 26, 2020 (after the merger with MBI) we conduct our banking operations from eight branches and four loan production offices located exclusively in the Miami-Fort Lauderdale-West Palm Beach or Miami-Dade metropolitan statistical area, or MSA, which encompasses three rapidly growing counties in Florida: Miami-Dade, Broward, and Palm Beach counties. We are now the 12th largest independent community bank in Florida and the fourth largest independent community bank in South Florida.

We believe our investments in people, our platform and technology, as well as our ongoing efforts to attract talented banking professionals, will facilitate future growth and enhanced profitability. Our focus, culture, brand and reputation throughout our market enhance our ability to continue to grow organically, successfully recruit talented bankers and pursue opportunistic acquisitions throughout Florida in the future.

Our Business Strategy

Our business strategy is comprised of the following components:

Organic Growth in Our Attractive Market.  Our organic growth strategy to date has primarily focused on gaining market share in the South Florida market. For several reasons, including a business friendly and low tax environment, strong population growth, we believe our market provides abundant opportunities to continue to expand our client base, grow loans and deposits and gain overall market share. Our team of bankers has been an important factor contributing to our organic growth by both broadening our bandwidth with existing clients and expanding our client base. Our team has a track record of originating quality loans, evidenced by our relatively low level of nonperforming assets and credit losses since our strategic pivot in 2013, and durable deposit relationships through a variety of channels in our market while maintaining a premier client experience. The depth of our team’s market knowledge and long-term relationships in the South Florida market are the keys to our strong referral network.

As a result of consolidation in the banking industry in Florida, we believe that there are few locally-based banks that are dedicated to providing our level of sophistication and service to small to medium sized businesses, the owners and operators of these businesses as well as other professionals, entrepreneurs and high net worth individuals in our current and future markets. From 2005 through 2019, the number of Florida-based community banks has decreased from approximately 300 to 109.

Florida Banking Market Overview

Note: Mergers include completed transactions only; New Charters include approved applications only

(1)Source: FDIC Decisions on Bank Applications

(2)Source: FDIC Failed Bank List

(3)Source: S&P Global Market Intelligence. Include U.S. Bank, Savings Bank and Thrift completed, whole-entity transactions where the target was headquartered in the state of Florida and the completion date was between 1/1/2005 and 12/31/2019; Excludes acquisitions where the acquired bank was not consolidated into the acquiring financial institution.

(4)Source: FDIC Statistics on Depository Institutions Report

This consolidation has allowed us to hire talented bankers in our market and we will continue to seek out such bankers and teams of bankers who prefer a local, independent, and agile platform to that of a more bureaucratic, regional financial institution. Our goal is to continue our growth to service increasingly larger and sophisticated clients, while remaining agile enough to be a superior, speed-based competitor in acquiring new clients. In an effort to keep our operating costs low while continuing to seek opportunities for growth, we have typically established new banking teams in lower cost loan production offices before committing to opening a more expensive full-service branch. By establishing banking teams in lower cost loan production offices, we are able to avoid long-term lease commitments, costly branch improvements and related costs until our new banking team has attracted a sufficient number of banking relationships and earning assets. Once the newly hired team achieves a certain financial scale, we evaluate the economics of opening a full-service branch. This strategy has allowed us to achieve significant growth while prudently managing our expansion costs and maintaining our strong credit quality.

	Date Loan		Total Deposits as of
	Production Office	Date of Branch	12/31/2019
Current Locations	(LPO) Opened	Opening / Conversion	(thousands)
South Miami	—	Aug. 2008	$319,762
Coral Gables	—	Jan. 2014	$239,119
Palm Beach Gardens	Feb. 2016	Nov. 2017	$200,006
Boca Raton	Mar. 2017	May 2019	$114,552
Fort Lauderdale LPO	Oct. 2017	—	—
West Palm Beach LPO	Apr. 2018	—	—
Dadeland	—	May 2019	$19,434
Doral LPO	Jul. 2019	—	—
Wellington LPO	Jul. 2019	—	—

We believe both culture and brand are at the core of our messaging when attracting and retaining both bankers and clients. We believe continued consolidation throughout Florida will provide us with additional opportunities to grow in both our current footprint and beyond into other Florida metropolitan areas. To capitalize on these opportunities, we intend to (i) continue to evaluate lift-outs of high-performing banking teams, (ii) leverage the relationships and contacts of our existing bankers to identify and target suitable business and individual clients, and (iii) develop comprehensive banking relationships with these businesses and individuals by delivering competitive banking products and services comparable to that of larger institutions while providing the superior client service expected of a smaller community bank.

Strategic Acquisitions.   We will continue to selectively evaluate acquisitions to complement our organic growth opportunities, and believe having a publicly traded common stock improves our ability to compete for those acquisitions. We believe that many small to medium sized banking organizations in the larger Florida market face significant scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs which may make them potential acquisition targets. According to the FDIC, as of December 31, 2019, there were 92 banks and thrifts headquartered in Florida, each with total assets of less than $1.5 billion, collectively totaling approximately $32.5 billion in assets. Of those 92 institutions, 30 were headquartered in the Miami-Dade MSA with aggregate assets totaling approximately $13.3 billion. We believe that most of the other potential acquirors in our market are significantly larger banking institutions compared to us, which we believe makes us an attractive potential acquiror for many of these small to medium sized banking organizations in the Florida market. As a result, with the option of using our publicly traded stock as currency, we believe we will have a distinct competitive advantage versus most of the larger competitors throughout Florida.

Continue to Improve Operational Efficiency and Increase Profitability.    We are committed to enhancing our profitability, which historically has been impacted by our ambitious growth and investments in our platform. Between December 31, 2015 and December 31, 2019, our total assets increased from $302.0 million to $1.1 billion. The growth in total assets was accompanied by a 242.5% increase in full-time employees and the expansion from two branch locations to nine banking locations. As a result of this rapid growth, our average return on average assets and our average efficiency ratio were 0.39% and 76.5%, respectively, for the four fiscal years ended December 31, 2015 to 2018. For the year ended December 31, 2019, our ROAA and efficiency ratio were 0.26% and 87.5%, respectively.

While our investments in personnel and infrastructure have limited our profitability in recent years, we believe we are positioned for continued balance sheet growth and higher profitability without significant additional capital investments. We have also created an operating platform, which is expected to improve our operating efficiencies in the areas of technology, data processing, regulatory compliance and human resources. Our Digital Innovation Center, which is tasked with collaborating with leading-edge financial technology, or fintech, firms, payment vendors, other financial firms and our core provider to develop or integrate best-in-class technology, will also help to improve our productivity, workflows, communication and efficiency, while enhancing our client experience and broadening our digital service offerings.

Furthermore, we believe that our acquisition of MBI will further enhance our efficiency and profitability by improving our ability to achieve operational efficiencies and cost savings by integrating MBI’s operations into our existing operations, including branch locations, leveraging our ability to grow organically through offering our products and services to existing MBI clients, and positioning us to benefit from increased credit portfolio diversity and lending capacity.

Our Market

The Miami-Dade MSA, which encompasses Miami-Dade, Broward, and Palm Beach counties, is among the most vibrant in the United States, characterized by a rapidly growing population, a high level of job growth, an affordable cost of living and a pro-growth business climate. The Miami-Dade MSA is one of the top MSAs in the Southeast as measured by both deposits and by population and is one of the largest business markets in Florida. According to S&P Global Market Intelligence estimates, Florida is the third most populous state in the United States and approximately 29% of the population of Florida resides in the Miami-Dade MSA. Florida continues to experience significant population and employment growth on a statewide basis, with the state’s population increasing from 12.9 million in 1990 to an estimated 21.8 million in 2020. Additionally, according to the Federal Reserve, Florida has the fourth largest contribution to gross domestic product (GDP) by state in the United States, equating to the 17th largest economy in the world. The Miami-Dade MSA has the 12th largest contribution to GDP by MSA in the United States according to the U.S. Bureau of Economic Analysis based on 2017 data, the most recent available. This continued growth of the Florida market, as well as the consolidation in the banking industry within the state is expect to provide us with opportunities for growth.

Supervision and Regulation

We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not necessarily our shareholders or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Proposed legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

Professional Holding Corp.

We are registered with the Board of Governors of the Federal Reserve as a financial holding company under the Bank Holding Company Act of 1956, or BHC Act. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHC Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities

The Gramm-Leach-Bliley Act modernized the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies,” such as Professional Holding Corp., to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Changes in Control

Subject to certain exceptions, the BHC Act and the CBCA, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any acquisition of “control” of a bank or bank holding company. Under the BHC Act, a company (a broadly defined term that includes partnerships among other things) that acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution is deemed to control the institution  and to be a bank holding company. A company that acquires less than 5% of any class of voting security (and that does not exhibit the other control factors) is presumed not to have control. For ownership levels between the 5% and 25% thresholds, the Federal Reserve has developed an extensive body of law on the circumstances in which control may or may not exist. The current guidance includes a 2008 policy statement on minority equity investments in banks and bank holding companies that generally permits investors to (i) acquire up to 33% of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15% or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control. In April 2019, the Federal Reserve proposed several changes to its control rules under the BHC Act; when or if this proposal will be finalized is unknown.

Under the CBCA, if an individual or a company that acquires 10% or more of any class of voting securities of an insured depository institution or its holding company and either that institution or company has registered securities under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition, then that investor is presumed to have control and may be required to file a change in bank control notice with the institution’s or the holding company’s primary federal regulator. Our Class A Common Stock is registered under Section 12 of the Exchange Act.

As a financial holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or   bank holding company (unless we own a majority of such bank’s voting shares), or (iii) acquiring, merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the companies records of addressing the credit needs of the communities they serve, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of  1977.

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must also obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (ii) controlling the election of a majority of directors of a bank; (iii) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (iv) as determined by the Florida Office of Financial Regulation. These requirements will affect us because the Bank is chartered under Florida law and changes in control of the Company are indirect changes in control of the   Bank.

Tying

Financial holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

Capital; Dividends; Source of Strength

The Federal Reserve imposes certain capital requirements on financial holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are generally able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us. We are also able to raise capital for contributions to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Bank holding companies are expected to consult with the Federal Reserve before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, a bank holding company may not repurchase shares equal to 10% or more of its net worth if it would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the financial holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Safe and Sound Banking Practices

Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Professional Bank

Professional Bank is a state-chartered commercial banking institution that is chartered by and headquartered in the State of Florida and is subject to supervision and regulation by the Florida Office of Financial Regulation. The Florida Office of Financial Regulation supervises and regulates all areas of our operations including, without limitation, the making of loans, the issuance of securities, the conduct of our corporate affairs, and the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers. We are also a member bank of the Federal Reserve System, which makes our operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, our deposit accounts are insured by the FDIC up to the maximum extent permitted by law, and the FDIC has certain supervisory and enforcement powers over us.

As a state-chartered bank in the State of Florida, we are empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of our clients. Various consumer laws and regulations also affect our operations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, prohibits insured state-chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance   Fund.

Economic Growth Act

The Economic Growth Act, which was signed into law in May 2018, provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to prior financial services reform regulatory requirements. As a result of the Economic Growth Act, we expect to experience the rollback of some of the more burdensome requirements resulting from the Dodd-Frank Act. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights with potential implications for us is its increase in the asset threshold under the Federal Reserve’s Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion. Another potentially significant provision is the Economic Growth Act’s requirement that the federal bank regulatory agencies adopt a threshold for a community bank leverage ratio, or CBLR, of not less than 8.0% and not more than 10.0% for banking organizations with $10.0 billion or less in total consolidated assets and that meet certain other conditions. A qualifying organization that satisfies the CBLR is deemed to satisfy the capital rules and to be well-capitalized for the purpose of the prompt corrective action regulations, subject to certain exceptions. The agencies have proposed a CBLR of 9.0%, but we do not know if or when the agencies will finalize the proposal. A number of the other specific provisions of this legislation are discussed in other parts of this “Supervision and Regulation” section.

At this time, it is difficult to anticipate the continued impact this expansive legislation will have on our business, our clients, and the financial industry generally. Changes resulting from further implementation of, changes to or repeal of the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply   with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.

Safety and Soundness Standards / Risk Management

The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment.

The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Reserves

The Federal Reserve requires all depository institutions to maintain reserves against transaction accounts (noninterest-bearing and NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal

Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Dividends

The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The Federal Reserve may restrict the ability of the Bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. Additionally, as of January 1, 2019, financial institutions are required to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets in order to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. See “Capital Regulations,” below for additional details on this new capital requirement.

In addition, Florida law and Federal regulation place restrictions on the declaration of dividends from state-chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of a state-chartered bank, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency. Under Federal Reserve regulations, a state member bank may, without the prior approval of the Federal Reserve, pay a dividend in an amount that, when taken together with all dividends declared during the calendar year, does not exceed the sum of the bank’s net income during the current calendar year and the retained net income of the prior two calendar years. The Federal Reserve may approve greater amounts.

Insurance of Accounts and Other Assessments

Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor. We pay deposit insurance assessments to the Deposit Insurance Fund, which are determined through a risk-based assessment system.

Under the current system, deposit insurance assessments are based on a bank’s assessment base, which is defined as average total assets minus average tangible equity. For established small institutions, such as the Bank, the FDIC sets deposit assessment rates based on the Financial Ratios Method, which takes into account several ratios that reflect leverage, asset quality, and earnings at each individual institution and then applies a pricing multiplier that is the same for all institutions. An institution’s rate must be within a certain minimum and a certain maximum, and the range varies based on the institution’s composite CAMELS rating. The deposit insurance assessment is calculated by multiplying the bank’s assessment base by the total base assessment rate.

All FDIC-insured institutions have been required to pay assessments to the FDIC at a current annual rate of approximately five tenths of a basis point of its assessment base to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The last of the FICO bonds mature in 2019. The FDIC made its final collection of the assessment for these bonds in March 2019. FDIC-insured institutions accordingly are no longer required to pay the FICO bond assessment.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates and Insiders

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers and directors of an insured depository institution or any of its affiliates or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and the corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed our unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which we are permitted to extend credit to executive officers of the Bank.

Community Reinvestment Act

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in a merger or acquisition are reviewed in connection with the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company. An unsatisfactory record can substantially delay or block the transaction. We received a satisfactory rating on our most recent Community Reinvestment Act assessment.

Capital Regulations

The federal banking regulators have adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary banks based on the Basel III standards. Under these guidelines, assets and off-balance sheet items are assigned to specific risk categories each with designated risk weightings. The new risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Final rules implementing the capital adequacy guidelines became effective, with various phase-in periods, on January 1,

2015 for community banks. All of the rules were fully phased in as of January 1, 2019. These final rules represent a significant change to the prior general risk-based capital rules and are designed to substantially conform to the Basel III international standards.

In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50%, 100% and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1-to-4 family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

Under the final rules, minimum requirements increased for both the quality and quantity of capital held by banking organizations. In this respect, the final rules implement strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel III framework, the rules include a new minimum ratio of Common Equity Tier 1 Capital to Risk-Weighted Assets of 4.5%. The rules also create a Common Equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets. This buffer is added to each of the three risk-based capital ratios to determine whether an institution has established the buffer. The rules raise the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. If a financial institution’s capital conservation buffer falls below 2.5% — e.g., if the institution’s Common Equity Tier 1 Capital to Risk-Weighted Assets is less than 7.0% — then capital distributions and discretionary payments will be limited or prohibited based on the size of the institution’s buffer. The types of payments subject to this limitation include dividends, share buybacks, discretionary payments on Tier 1 instruments, and discretionary bonus payments.

The new capital regulations may also impact the treatment of accumulated other comprehensive income, or AOCI, for regulatory capital purposes. Under the new rules, AOCI generally flows through to regulatory capital, however, community banks and their holding companies may make a one-time irrevocable opt-out election to continue to treat AOCI the same as under the old regulations for regulatory capital purposes. This election was required to be made on the first call report or bank holding company annual report (on form FR Y-9C) filed after January 1, 2015. We made the opt-out election.   Additionally, the new rules also permit community banks with less than $15 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May 19, 2010 as Tier 1 capital, including trust preferred securities and cumulative perpetual preferred stock (subject to a limit of 25% of Tier 1 capital). However, non-qualifying capital instruments issued on or after May 19, 2010 do not qualify for Tier 1 capital treatment.

Additionally, effective August 30, 2018, under the Federal Reserve Board’s Small Bank Holding Company and Savings and Loan Holding Company Policy Act, bank holding companies with less than $3 billion in total consolidated assets are considered small bank holding companies. The small bank holding company policy statement eases the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would normally be permitted and excludes them from consolidated capital requirements. As such, we are excluded from consolidated capital requirements until such time that our total consolidated assets exceed $3 billion or the Federal Reserve Board decides that we are no longer to be considered a small bank holding company. However, if we were to be subject to the consolidated capital requirements, we would be in compliance.

On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III capital rules. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election.

A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	total consolidated assets of less than $10 billion;
•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets;
•	total trading assets and trading liabilities of 5% or less of total consolidated assets;
•	Mortgage servicing rights assets of 25% or less of CBLR tangible equity; and
•	temporary difference Deferred tax assets of 25% or less of CBLR tangible equity.

A QCBO may elect out of complying with the Basel III capital rules if, at the time of the election, the QCBO has a CBLR above 9%. The numerator of the CBLR is referred to as “CBLR tangible equity” and is calculated as the QCBO’s total capital as reported in compliance with Call Report and FR Y-9C  instructions, which are referred to as Reporting Instructions, prior to including non-controlling interests in consolidated subsidiaries, less:

•	AOCI;
•	Intangible assets, calculated in accordance with Reporting Instructions, other than mortgage servicing assets; and
•	Deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity. We will continue to monitor this rulemaking. If and when the rulemaking goes into effect, we will consider whether it would be possible and advantageous at that time to elect to comply with the community bank leverage ratio framework.

Commercial Real Estate Concentration Guidelines

The federal banking regulators have implemented guidelines to address increased concentrations in commercial real estate loans. These guidelines describe the criteria regulatory agencies will use as indicators to identify institutions potentially exposed to commercial real estate concentration risk. An institution that has (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development, and other land representing 100% or more of total capital, or (iv) total commercial real estate (including construction) loans representing 300% or more of total capital and the outstanding balance of the institutions commercial real estate portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of a potential concentration risk.

As of December 31, 2019, the Bank’s ratio of construction and development loans to total capital was 43.3%, its ratio of total commercial real estate loans to total capital was 283.3% and, therefore, the Bank was under the 100% and 300% thresholds, respectively, set forth in clauses (iii) and (iv) above. As of December 31, 2019, Marquis Bank’s ratio of construction loans to total capital was 29.2%, below the 100% threshold in clause (iii) above. Its ratio of total commercial real estate loans to total capital was 339.9%, and this portfolio had increased by approximately 64.3% since December 31, 2016. Marquis Bank thus exceeded the 300% regulatory guideline threshold for commercial real estate, set forth in clause (iv) above. As a result, we are not deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines, but Marquis Bank may be deemed to have such a concentration. However, we expect that the combined institution will fall below the regulatory guideline thresholds and would be deemed not to have a concentration in commercial real estate.

Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution under the new rules in effect as of January 1, 2015, a bank must have a leverage ratio of not less than 5%, a Tier 1 Common Equity ratio of not less than 6.5%, a Tier 1 Capital ratio of not less than 8%, and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases  to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

As of December 31, 2019, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

Interstate Banking and Branching

The BHC Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, permits adequately capitalized and managed financial and bank holding companies to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of time, up to a maximum of five years, before a bank may be subject to the Riegle-Neal Act. Also, the Dodd-Frank Act added deposit caps, which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state institutions, and the federal deposit caps apply only to initial entry acquisitions.

As a result of the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, a bank with its headquarters outside the State of Florida may establish branches anywhere within the state.

Anti-money Laundering

The USA PATRIOT Act provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or BSA, the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

The USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:

•

internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities; a designated compliance officer;
•	employee training;
•	an independent audit function to test the anti-money laundering program;
•	procedures to verify the identity of each client upon the opening of accounts; and
•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. On May 11, 2018, the U.S. Treasury’s Financial Crimes Enforcement Network issued a final rule under the BSA requiring banks to identify and verify the identity of the natural persons behind their customers that are legal entities — the beneficial owners. We and our affiliates have adopted policies, procedures and controls designed to comply with the BSA and the USA PATRIOT Act.

Moreover, South Florida has been designated as a “High Intensity Financial Crime Area,” or HIFCA, by FinCEN and a “High Intensity Drug Trafficking Area,” or HIDTA, by the Office of National Drug Control Policy. The HIFCA program is intended to concentrate law enforcement efforts to combat money laundering efforts in higher-risk areas. The HIDTA designation makes it possible for local agencies to benefit from ongoing HIDTA-coordinated program initiatives that are working to reduce drug use. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

Regulatory Enforcement Authority

Federal and state banking laws grant substantial regulatory authority and enforcement powers to federal and state banking regulators. This authority permits bank regulatory agencies to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for either violations of laws or regulations or for unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Atlanta, which is one of 11 regional Federal Home Loan Banks. Each FHLB serves as a quasi-reserve bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. A FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the FHLB.

As a member of the FHLB of Atlanta, the bank is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points), which is subject to annual adjustments, of the Bank’s total assets at the end of each calendar year (up to a maximum of $15 million), plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. As of December 31, 2019, the Bank was in compliance with this requirement.

Privacy

Under the Gramm-Leach-Bliley Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

Overdraft Fee Regulation

The Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines, or ATM, and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

Consumer Laws and Regulations

The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to such clients. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure, or TRID, rules for mortgage closings took effect for new loan applications. The new TRID rules were further amended in 2017.

Future Legislative Developments

Future federal or Florida legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

Current Expected Credit Loss Accounting Standard

In June 2016, the Financial Accounting Standards Board, or FASB, issued a new current expected credit loss rule, or CECL, which requires banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed the current practice of recording losses when it is probable that a loss event has occurred. The update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration. The accounting standard change will be effective for us, as a smaller reporting company, on January 1, 2023 after the FASB elected to delay implementation for smaller reporting companies. The change in accounting standards could result in an increase in our reserve for probable loan losses and require us to book loan losses sooner than under the current requirements. We are taking the necessary steps to be in compliance with the CECL accounting standard which we expect will become a critical accounting policy.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, changes in the Fed Funds  target interest rate, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, which may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The Federal Reserve’s policies are primarily influenced by the dual mandate of price stability and full employment, and to a lesser degree by short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future changes in monetary policy and the effect of such changes on our business and earnings in the future cannot be predicted.

London Inter-Bank Offered Rate (LIBOR)

We have contracts, including loan agreements, which are currently indexed to LIBOR. The use of LIBOR as a reference rate in the banking industry is beginning to decline. In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee, or ARRC, was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate, or SOFR, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. The International Swaps and Derivatives Association, Inc. provided guidance on fallback contract language related to derivative transactions in late 2019. We are currently evaluating risks and potential process changes arising from these developments.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which we operate. We file a consolidated federal tax return with a fiscal year ending on December 31. On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act,” resulting in significant modifications to existing law. We completed the accounting for the effects of the new law during this period. Our financial statements for the year ended December 31, 2019, reflected certain effects of the new law, which included a reduction in the corporate tax rate from 35% to 21%, as well as other changes.

Coronavirus Pandemic

Beginning in January 2020 concerns related to the spread of the novel coronavirus COVID-19 started to cause economic disruptions in Asia and Europe. Ultimately, the spreading virus resulted in extremely negative consequences for worldwide financial markets. In early March 2020, it became apparent that novel coronavirus COVID-19 was going to have a negative impact in the United States and the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. This included testing of our remote access systems and enhancing awareness to our digital banking offerings. We believe that our investments in technology, digital platforms, and electronic banking should allow our customers and employees to transact business even during times of uncertainty. We also have increased our oversight and analysis of credits in vulnerable industries such as hotels and hospitality in an attempt to improve loan performance and reduce credit risk. Given the fluidity of the situation, the duration and broader impact of the novel coronavirus COVID-19 on the extended economy, financial markets, and our business remain unknown.

 Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. The following discussion highlights the risks that management believes are material for our Company, but do not necessarily include all the risks that we may face. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Annual Report on Form 10-K in evaluating an investment in our common stock.

Our business operations and lending activities are concentrated in South Florida, and we are more sensitive to adverse changes in the local economy than our more geographically diversified competitors.

Unlike many of our larger competitors that maintain significant operations located outside of our market area, substantially all of our clients are concentrated in South Florida. In addition, we have a high concentration of loans secured by real estate located in South Florida. As of December 31, 2019, approximately $654.7 million, or 82.6%, of our loans, included real estate as a component of collateral. If our acquisition of MBI was completed as of December 31, 2019, approximately $1.13 billion, or 84.1% of our loans, would have included real estate as a component of collateral on a pro forma basis. Additionally, approximately 94.1% of our real estate loans have real estate collateral located in South Florida. Therefore, our success depends upon the general economic conditions in this area, which may differ from the economic conditions in other areas of the U.S. or the U.S. generally.

Our real estate collateral provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding. The concentration of our loans in the South Florida area subjects us to risk that a downturn in the economy or recession in this area could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would have a greater effect on us than if our lending were more geographically diversified. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected. Moreover, since a large portion of our portfolio is secured by properties located in South Florida, the occurrence of a natural  disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

As a result, our operations and profitability may be more adversely affected by a local economic downturn in South Florida than those of our more geographically diverse competitors. A downturn in the local economy generally may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of our clients to grow or maintain their deposits with us. For these reasons, any regional or local economic downturn that affects South Florida, or existing or prospective borrowers or depositors in South Florida, could have a material adverse effect on our business, financial condition and results of operations. From time to time, our Bank may provide financing to clients who live or have companies or properties located outside our core market. In such cases, we would face similar local market risk in those communities for these clients.

Our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the United States. In recent years there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equity capital markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. If the U.S. economy weakens (as is possible due to chaning conditions being caused by the coronavirus COVID-19), our growth and profitability from our lending, deposit and investment operations could be adversely affected. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates are concerns for U.S. businesses, consumers and investors. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and the impact such actions and other policies the current administration may have on economic and market conditions. Such market instability may hinder future U.S. economic growth, which could adversely affect our assets, business, cash flow, financial condition, liquidity, prospects and results of operations.

Natural disasters and severe weather events in Florida can have an adverse impact on our business, financial condition and operations.

Our operations and our client base are primarily located in South Florida. This region is vulnerable to natural disasters and severe weather events or acts of God, such as hurricanes or tropical storms, which can have an adverse impact on our business, financial condition and operations, cause widespread property damage and have the potential to significantly depress the local economies in which we operate. Future adverse weather events in Florida could potentially result in extensive and costly property damage to businesses and residences, depress the value of property serving as collateral for our loans, force the relocation of residents, and significantly disrupt economic activity in the region. For example, in September 2017, Hurricane Irma caused significant damage and disruption to local business operations.

We cannot predict the extent of damage that may result from such adverse weather events, which will depend on a variety of factors that are beyond our control, including, but not limited to, the severity and duration of the event, the timing and level of government responsiveness and the pace of economic recovery. In addition, the nature, frequency and severity of these adverse weather events and other natural disasters may be exacerbated by climate change. If a significant adverse weather event, or other natural disaster were to occur, it could have a materially adverse impact on our financial condition, results of operations and our business, as well as potentially increase our exposure to credit and liquidity risks.

We face strong competition from financial services companies and other companies that offer banking services.

We operate in the highly competitive financial services industry and face significant competition for clients from financial institutions located both within and beyond our current market. We compete with commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, non-bank financial services companies and other community banks and super-regional and national financial institutions operating within or near the areas we serve. Certain competitors often are larger, operate in more markets and have   far greater resources and are able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual clients. In addition, as client preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

The banking industry is experiencing rapid changes in technology and, as a result, our future success will depend in part on our ability to address our clients’ needs by using technology. Client loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the client. Increased lending activity of competing banks has also led to increased competitive pressures on loan rates and terms for high quality credits. We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits and accept lower yields to attract loans, resulting in lower net interest margins and reduced profitability.

Moreover, many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. We also face strong competition from credit unions, which are exempt from the payment of income taxes and, as a result, can frequently offer lower rates on loans or pay higher rates on deposits. The financial services industry could also become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have an adverse effect on our business, financial condition, liquidity, prospects or results of operations.

We may not effectively execute on our expansion strategy, which may adversely affect our ability to maintain our historical growth and earnings trends.

We have grown rapidly over the last several years. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Our primary expansion strategy focuses on organic growth, supplemented by acquisitions of banking teams or other financial institutions; however, we may not be able to successfully execute on these aspects of our expansion strategy, which may cause our future growth rate to decline below our recent historical levels, or may prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth. Various factors, such as economic conditions and competition with other financial institutions, may impede or restrict the growth of our operations. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to manage our growth effectively, which in turn depends on a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. Even if we are successful in continuing our growth, such growth may not offer the same levels of potential profitability, and we may not be successful in controlling costs and maintaining asset quality in the face of that growth. Accordingly, our inability to maintain growth or to effectively manage growth, could have an adverse effect on our business, financial condition and results of operations.

We may grow through mergers or acquisitions, a strategy which may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisitions and may dilute our shareholders.

As part of our growth strategy, we may pursue mergers and acquisitions of banks and non-bank financial services companies within or outside our principal market areas. We regularly seek to identify and explore specific acquisition opportunities as part of our ongoing business practices.. We may also explore other strategic opportunities both within and outside of our current market. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources or more liquid securities than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

Mergers and acquisitions involve numerous risks, any of which could harm our business, including:

•

time, expense and difficulties in integrating the operations, management, products and services, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning clients of the target and disruption of our ongoing banking business;

•	diversion of financial and management resources from existing operations;
•	assumption of nonperforming loans;
•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase consideration or other resources to another opportunity;

•	entering new markets or areas in which we have limited or no experience;
•	potential loss of key personnel and clients from either our business or the target’s business;
•	assumption of unanticipated problems or liabilities of the target;
•	an inability to realize expected synergies or returns on investment;
•	covenants that may restrict our operations prior to closing;
•	the need to raise capital; and
•	inability to generate sufficient revenue to offset acquisition costs.

Mergers and acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing equity securities, our existing shareholders’ ownership may be diluted, which could negatively affect the market price of our Class A Common Stock.

As a result, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs in excess of what we anticipate. Our failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

Our continued pace of growth may require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect us or our growth.

After giving effect to this offering, we believe that we will have sufficient capital to meet our capital needs for our current growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue additional shares of common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to attract and retain highly qualified personnel, which could adversely and materially affect our competitive position.

Our future success depends on our ability to attract and retain our executive officers and other key employees. We may be unable to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among companies in the financial services business and related businesses, particularly in the South Florida area in which we operate. Consequently, we could have difficulty attracting or retaining experienced personnel and may be required to spend significant time and expend significant financial resources in our employee recruitment and retention efforts. Many of the other financial services companies with which we compete for qualified personnel have greater financial and other resources and risk profiles different from ours. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we may offer. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may have difficulty implementing our business strategy and achieving our business objectives.

We rely heavily on our executive management team, including our Chairman and Chief Executive Officer, Daniel R. Sheehan, and other key employees, and we could be adversely affected by the unexpected loss of their services.

We are led by an experienced core management team with substantial experience in the market we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and maintaining good relationships between our largest clients and our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, including our Chairman and Chief Executive Officer, Daniel R. Sheehan, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our executive officers or other key personnel leaves us, our financial condition and results of operations may suffer due to the loss of their skills, knowledge of our market, and years of industry experience and the difficulty of promptly finding qualified personnel to replace them. Additionally, our executive officers’ and key employees’ community involvement and diverse and extensive local business relationships are important to our success.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends to a large extent on Professional Bank’s net interest income, which is the difference between income on interest earning assets, such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. Our net interest income may be reduced if: (i) more interest earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short-term and long-term interest rates may also harm our business, and we are unable to predict changes in market interest rates, which are affected by many factors beyond our control. We generally use short-term deposits to fund longer-term assets, such as loans. When interest rates change, assets and liabilities with shorter terms reprice more quickly than those with longer terms, which could have a material adverse effect on our net interest margin. If market interest rates rise rapidly, interest rate adjustment caps may also limit increases in the interest rates on adjustable rate loans, which could further reduce our net interest income. Additionally, continued price competition for deposits will adversely affect our net interest margin.

Additionally, interest rate increases often result in larger payment requirements for our borrowers with variable rate loans, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reversal of income previously recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan clients often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates later increase. If short-term interest rates remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may not be sufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2019, our allowance for loan losses totaled $6.5 million, which represented approximately 0.83% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, present political and regulatory conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Determining the appropriate level of our allowance for loan losses is inherently subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of  additional problem loans,  acquisition of problem loans and other factors (including third-party review and analysis), both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examinations, review our methodology for calculating, and the  adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses depends on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which is expected to become applicable to us on January 1, 2023 after the FASB elected to delay implementation for smaller reporting companies. CECL will require financial institutions to estimate and develop a provision for credit losses over the lifetime of the loan at origination, as opposed to reserving for incurred or probable losses up to the balance sheet  date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of a loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions, like the Bank, to increase their allowances for loan losses. Moreover, the CECL model may create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

We may not be able to manage our credit risk adequately, which could lead to unexpected losses.

Our primary business involves making loans to clients. The business of lending is inherently risky because the principal of or interest on the loan may not be repaid timely or at all or the value of any collateral supporting the loan may be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small to medium sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries, and our credit approval practices may not adequately reduce credit risk. Further, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. A failure to effectively manage credit risk associated with our loan portfolio could lead to unexpected losses and have an adverse effect on our business, financial condition and results of operations.

Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2019, approximately $271.0 million, or 34.2%, of our loan portfolio was comprised of nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $41.5 million, or 5.2%, of our total loans held for investment were construction and development loans. Further, as of December 31, 2019, our commercial real estate loans (excluding owner-occupied commercial real estate loans) totaled 283.3% and our construction and development loans totaled 43.3% of our total risk-based capital, respectively. These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan and may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to the risk of having to liquidate the collateral securing these loans at times when there may be significant fluctuation of commercial real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have an adverse effect on our business, financial condition, and results of operations.

Construction loans also involve risks because loan funds are secured by a project under construction, the value of which is uncertain prior to completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.

As of December 31, 2019, approximately $129.5 million, or 16.3%, of our total loans held for investment were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending clients operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property may not accurately reflect the net value of the collateral.

In considering whether to make a loan secured by real property, we generally require an appraisal of  the property; however, an appraisal is only an estimate of the value of the property at the time the appraisal  is made and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), the appraisal may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to recover the full amount of any remaining indebtedness when we foreclose on and sell the relevant property, which could have an adverse effect on our business, financial condition, and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, or OREO, could have an adverse effect on our business, financial condition, and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, they could have an adverse effect on our business, financial condition, and results of operations.

Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale.

We originate residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product-specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, we may be required to repurchase a previously sold mortgage loan or indemnify an investor if there is non-compliance with defined loan origination or documentation standards including fraud, negligence, material misstatement in the loan documents, or non-compliance with applicable law. In addition, we may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or return profits made should the loan prepay within a short period. The potential mortgagor early default repurchase period is up to approximately 12 months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, non-compliance with law or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties. From January 1, 2013 through December 31, 2019, we have not repurchased any loans due to default, fraud, breach of representations, material misstatement, legal non-compliance or early prepayment. Should such loan repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact business, financial condition, and results of operations.

A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition and results of operations.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to provide adequate liquidity to fund our operations. If we are unable to raise funds through deposits, borrowings, sales of our investment securities, sales of loans or other sources, it could have a substantial negative effect on our liquidity and our ability to continue our growth strategy.

Our most important source of funds is deposits. As of December 31, 2019, approximately $599.3 million, or 67.1%, of our total deposits were negotiable order of withdrawal, or NOW, savings, and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by clients in us or the banking sector generally, client perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate client deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

Additional liquidity may be provided by our ability to borrow from the Federal Home Loan Bank of Atlanta, or the FHLB, and the Federal Reserve Bank of Atlanta. As of December 31, 2019, we had $55.0 million of advances from the FHLB outstanding. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

Any decline in available funding or cost of liquidity could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have an adverse effect on our business, financial condition, and results of operations.

We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.

As of December 31, 2019, our ten largest depositors accounted for approximately $198.9 million in deposits, or approximately 22.3% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.

In the course of our business, we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. Other actions we may take to minimize the impact of environmental liabilities may not fully insulate us from such liabilities. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have an adverse effect on our business, financial condition and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we generally invest a significant majority of our total assets in loans (our loan to asset ratio was 75.2% as of December 31, 2019), we also invest a portion of our total assets (2.81% as of December 31, 2019) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2019, the fair value of our available for sale investment securities portfolio was $28.4 million, which included a net unrealized loss of approximately $99,000.

Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized and/or unrealized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security as well as the Company’s intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

As a new public company, we may not efficiently or effectively create an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our Class A Common Stock to decline and subject us to regulatory penalties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting consists of a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we will be required to comply with the Sarbanes-Oxley Act and other rules that govern public companies, which we previously were not required to comply with as a private company. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to annually furnish a report by management on the effectiveness of our internal control over financial reporting. When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we will be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigations by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows and the price of our Class A Common Stock may decline.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of our financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider critical because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our Class A Common Stock and adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

Changes in accounting standards or regulatory interpretations of existing standards could materially impact our financial statements and disclosures.

From time to time the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes may subject us to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied, which in many cases may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently and retrospectively, in each case resulting in our needing to revise or restate prior period financial statements, which could materially change our financial statements and related disclosures, cause damage to our reputation, adversely impact our business, financial condition and results of operations, and the price of our Class A Common Stock.

Our management team depends on data and modeling in their decision-making and inaccurate data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

We rely heavily on statistical and quantitative models and other quantitative analyses for bank decision-making, and the use of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in poor decision-making and have a negative impact on our business, financial condition, and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We outsource some of our operational activities and accordingly depend on relationships with third-party providers for services such as core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, many of which also depend on third party providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service.

As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cybersecurity breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

Our computer systems and network infrastructure could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our hardware equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with client expectations and statutory and regulatory requirements. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations.

Our operations are also dependent upon our ability to protect our computer systems and network infrastructure, including our digital, mobile and internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of sensitive data stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential clients. We regularly add additional security measures to our computer systems and network infrastructure and implement procedures to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is not feasible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime, particularly given their increasing sophistication, and our security measures may not prevent a system breach.

Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our client accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from network failures, viruses and malware, power anomalies or outages, natural disasters and catastrophic events. A breach of our security or that of a third-party vendor that results in unauthorized access to our data could expose us to a disruption  or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to implement new technology effectively, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

The financial services industry is undergoing rapid technological change, with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We hope to address these demands through, among other things, our Digital Innovation Center and digital banking platform. However, we may experience operational and other challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements, and we may not be able to implement new technology-driven products and services timely, effectively or at all or be successful in marketing these products and services to our clients. Third parties upon whom we rely for our technology needs may not be able to develop on a cost-effective basis systems that will enable us to keep pace with such developments or we may, in order to remain competitive, be required to make significant capital expenditures, which may increase our overall expenses and have a material adverse effect on our net income. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose clients seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important, and the failure to do so could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, client, employee or third-party fraud and data processing system failures and errors.

Employee errors and employee or client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We have implemented a system of internal controls designed to mitigate operational risks, including data processing system failures and errors and client or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

When we originate loans, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either  fraudulently or inadvertently, and the misrepresentation is not detected prior to funding, the value of the  loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms that do not comply with our general underwriting standards. Whether a misrepresentation is made by the applicant, the borrower, one of our employees or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer, which could adversely affect our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as our Company, rely on technology companies and consultants to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold or assigned to us. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations, and distracting to management. If we are found to infringe on one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have an adverse effect on our business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth and potential expansion through de novo branching.

Our business strategy entails evaluating potential strategic opportunities which includes potentially growing through de novo branching. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; regulatory approval risk; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment, and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect clients, depositors, the Deposit Insurance Fund and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank may pay to the Company, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as were imposed under the Dodd-Frank Wall Street Reform and Consumer Protection  Act, or the Dodd Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Economic conditions that contributed to the financial crisis in 2008, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act, which was enacted in 2010 in response to the financial crisis, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder have affected both large and small financial institutions. The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for Federal Deposit Insurance Corporation, or FDIC, insurance assessments  to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit  base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, and home-equity loans, and contains provisions on residential mortgage-related matters that address steering incentives, determinations as to a borrower’s ability to repay, prepayment penalties and disclosures to borrowers. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Bank. Compliance with the Dodd-Frank Act and its implementing regulations has and may continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

On May 24, 2018, President Trump signed into law the “Economic Growth, Regulatory Relief and Consumer Protection Act,” or the Regulatory Relief Act, which amends parts of the Dodd-Frank Act, as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does change the regulatory framework for depository institutions with assets under $10 billion, such as the Bank, as well as easing some requirements for larger depository institutions. As more fully discussed under “Supervision and Regulation-Regulatory Relief Act,” the legislation includes a number of provisions which are favorable to bank holding companies, or BHCs, with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Because a number of the provisions included in the Regulatory Relief Act require the federal banking agencies to undertake notice and comment rulemaking, it will likely take some time before these provisions are fully implemented.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

As part of the bank regulatory process, the Federal Reserve and the Florida Office of Financial Regulation periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of  any of  our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, or FinCEN, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. Additionally, South Florida has been designated as a “High Intensity Financial Crime Area,” or HIFCA, by FinCEN and a “High Intensity Drug Trafficking Area,” or HIDTA, by the Office of National Drug Control Policy. The HIFCA program is intended to concentrate law enforcement efforts to combat money laundering efforts in higher-risk areas. The HIDTA designation makes it possible for local agencies to benefit from ongoing HIDTA-coordinated program initiatives that are working to reduce drug use. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program, especially due to the regulatory focus on financial and other institutions located in South Florida. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo  branching.

We are subject to numerous laws and regulations of certain regulatory agencies, such as the CFPB, designed to protect consumers, including the Community Reinvestment Act, or CRA, and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice, the Federal Reserve, and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

A successful regulatory challenge to our performance under the CRA, fair lending or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.

Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.

The deposits of our bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Although the FDIC has since reduced premiums for most FDIC-insured institutions of our size, increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank often becomes more difficult and expensive relative to other corporate borrowings.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of securities by the Federal Reserve, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

Our future ability to pay dividends is subject to restrictions.

Holders of our Class A Common Stock (as well as our Class B Common Stock) are only entitled to receive dividends when, as and if declared by our Board out of funds legally available for dividends. Moreover, our ability to declare and pay dividends to our shareholders is highly dependent upon the ability of the Bank to pay dividends to us, the payment of which is subject to laws and regulations governing banks and financial institutions.

We have not paid any cash dividends on our capital stock since inception and we do not plan to pay cash dividends in the foreseeable future. Any declaration and payment of dividends on our common stock  in the future will depend on regulatory restrictions, our earnings and financial condition, our liquidity and capital requirements, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board. In addition, prior to the consummation of the merger with MBI, the terms of the MBI merger agreement prohibit us from issuing dividends without the written consent of MBI. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our shareholders. See “Dividend Policy.”

Furthermore, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and the level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, which could impact our ability to pay dividends in the future.

The market price of our Class A Common Stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our Class A Common Stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our Class A Common Stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section and:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•

publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or the cessation of coverage;

•	operating and stock price performance of companies that investors deem comparable to us;
•	additional or anticipated sales of our Class A Common Stock or Class B Common Stock or other securities by us or our existing shareholders;
•	additions, departures or inability to retain of key personnel;
•	perceptions and speculations in the marketplace regarding our competitors or us;
•	price and volume fluctuations in the overall stock market from time to time;
•	litigation involving us, our industry or both;
•	investigations by regulators into our operations or those of our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our Class A Common Stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our Class A Common Stock, which could make it difficult to sell your shares at the volume, prices and times desired.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our Class A Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies,” including, but not limited to:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock (including our Class A Common Stock and Class B Common  Stock) that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this benefit and, as a result, our future financial statements may not be directly comparable to those of other public companies, including other financial institutions, which have implemented such new or revised accounting standards until we implement such new or revised accounting standards.

Substantial future sales of our Class A Common Stock in the public market, or the perception that these sales may occur, could cause the price of our Class A Common Stock to decline, even if our business is doing well.

Sales of our Class A Common Stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline, even if our business is doing well. All Class A Common Stock sold in our offering will be freely transferable without restriction or additional registration under the Securities Act of 1933, or the Securities Act. Substantially all of the remaining Class A Common Stock outstanding after our offering will be available for sale upon the expiration of the 180-day lock-up period, subject to volume, notice and manner of sale restrictions as applicable to us under Rule 144 and Rule 701 under the Securities Act.  Any or all of our Class A Common Stock may be released prior to expiration of the lock-up period at the discretion of the underwriter. To the extent these shares are released before the expiration of the lock-up period and sold into the market, the market price of our Class A Common Stock could decline.

Public company requirements may strain our resources and divert management’s attention, which could adversely impact our ability to execute our strategy and harm operating results.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Nasdaq continued listing requirements and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act and other legislative and regulatory actions, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

While the members of our Board and our executive officers have substantial experience relevant to our business, they have limited experience with operations as a public company upon which you can base your expectations of our future success or failure in complying with public company requirements. Our management may fail to comply with public company requirements, or may fail to do so effectively and efficiently, each would materially and adversely harm our ability to execute our strategy, and consequently, our operating results.

Furthermore, as a result of disclosure of information in this annual report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If these claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of management and adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

Our new public company status and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on the audit committee and compensation committee, and qualified executive officers.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

Our primary asset is Professional Bank. We depend upon the Bank for cash distributions (through dividends on the Bank’s common stock) that we use to pay our operating expenses and satisfy our other financial obligations. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, the Bank’s regulators the ability to restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to us, we may not be able to satisfy our obligations or, if applicable, pay dividends on our common stock (including our Class A Common Stock and Class B Common Stock).

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our holding company owns no real property.  Our corporate office is located at 396 Alhambra Circle, Suite 255, Coral Gables, Florida 33134.  At the end of 2019, our Company, through the Bank, operated a total of five branches and four loan production offices located exclusively in the Miami-Fort Lauderdale-West Palm Beach or Miami-Dade metropolitan statistical area, or MSA, which encompasses three rapidly growing counties in Florida: Miami-Dade, Broward, and Palm Beach counties. See Note 6 to the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding our premises and equipment.

Item 3. Legal Proceedings

We are periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to its businesses.  We do not believe any pending or threatened legal proceedings in the ordinary course would have a material adverse effect on our consolidated results of operations or consolidated financial position.

 Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

Since February 7, 2020, the principal market on which our Class A Common Stock is traded is the Nasdaq Global Select Marketplace under the symbol “PFHD.” As of March 25, 2020, there were 306 registered shareholders of our Class A Common Stock.

Relatedly, on February 11, 2020, we announced the closing of our initial public offering of 3,565,000 shares of our Class A Common Stock, which included an additional 465,000 shares in connection with the exercise in full of the underwriters’ option to purchase additional shares. The closing of the IPO resulted in total net proceeds of approximately $61.3 million, after deducting an underwriting discount of 7%, before expenses. The IPO price of the Class A Common Stock was $18.50 per share.

We intend to use the net proceeds from the intitial public offering to support our continued growth, including organic growth and potential future acquisitions.  For example, we may use the proceeds to fund acquitions of other insititutions or branches or other assets of other institituions.We used a portion of the funds to repay the prinicipal on our revolving line with Valley National Bank, N.A.  Proceeds held by us will be invested in short-term investements unitl needed for the uses described above.

Prior to our listing on the Nasdaq Global Select Marketplace there was not an established public trading market, although quotations for our Class A Common Stock were reported on the OTC Pink, or the Pink Open Market, under the symbol “PFHD.” The over-the-counter market for our Class A Common Stock is sporadic and at times limited and the prices at which such transactions occurred may not necessarily reflect the price that would be paid for our Class A Common Stock in an active market. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Historical Closing Prices of Our Class A Common Stock
Quarter Ended	High	Low
First Quarter 2020 (through March 25, 2020)	$ 20.00	$ 14.24
Fourth Quarter 2019	$ 19.00	$ 17.87
Third Quarter 2019	$ 18.50	$ 17.37
Second Quarter 2019	$ 17.62	$ 17.27
First Quarter 2019	$ 17.80	$ 15.20
Fourth Quarter 2018	$ 17.50	$ 15.08
Third Quarter 2018	$ 18.10	$ 17.25
Second Quarter 2018	$ 18.00	$ 17.00
First Quarter 2018	$ 17.55	$ 15.51

We anticipate that the listing of our Class A Common Stock on the Nasdaq Global Market will result in a more active trading market for our Class A Common Stock. However, we cannot assure you that a liquid trading market for our Class A Common Stock will develop or be sustained. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

On September 5, 2019, we repurchased 200,000 shares of our Class A Common Stock at a price of $17.50 per share, for an aggregate purchase price of $3,500,000 from one of our largest shareholders, De Linea CV. This repurchase was a result of an unsolicited offer by De Linea CV to us to repurchase these shares. De Linea CV has entered into a lock-up agreement under which it agreed not to sell or otherwise transfer its remaining shares for a period of 180 days after the completion of our IPO.

Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies.

Additionally, under the terms of subordinated notes due 2026, and the related subordinated note purchase agreements, which we assumed  upon consummation of our proposed acquisition of MBI, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders’ rights plan.

Holders of our Class A Common Stock are only entitled to receive dividends when and if declared by our Board out of funds legally available for dividends. We have never paid any cash dividends on our common stock and we do not intend to pay dividends for the foreseeable future. As a Florida corporation, we are only permitted to pay dividends to shareholders if, after giving effect to the dividend, (i) the Company is able to pay its debts as they become due in the ordinary course of business and (ii) the Company’s assets exceeds the sum of Company’s (A) liabilities plus (B) the amount that would be needed for the Company to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend, if any.

Item 6. Selected Financial Data

Two years of financial data of the Company is set forth on page F-1 of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2019 and 2018, and the results of operations for the years ended December 31, 2019 and 2018.  This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes of our Company presented in Item 8. Financial Statements and Supplementary Data.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actutal results to differ materially from management’s expectations.  Factors that could cause such differences include, but are nto limited to, those described in the section titled “Cautionary Note Regarding Forward-Looking Information”.

Overview

Our principal business is lending to and accepting deposits from small to medium sized businesses, the owners and operators of these businesses, as well as other professionals, entrepreneurs and high net worth individuals. We generate the majority of our revenue from interest earned on loans, investments and other interest earning assets, such as federal funds sold and interest earning deposits with other institutions; loan and deposit fees and service charges; and fees relating to the sale of mortgage loans, swap referrals and SBA loan originations. We incur interest expense on deposits and other borrowed funds, as well as operating expenses, such as salaries and employee benefits and occupancy expenses.

2019 Highlights

Highlights of our performance and financial condition as of and for the year ended December 31, 2019 and other key events that occurred during 2019 are provided below.

Results of Operations

•	Net income of $2.3 million, which represented an increase of $230 thousand, or 10.9%, compared to the same period in 2018.
•

Net interest income of $28.0 million, which represented an increase of $6.1 million, or 28.0%, compared to the same period in 2018. This increase was primarily due to loan growth and slightly increased yields on loans, partially offset by an increase in total deposits, as well as increased rates paid on deposit products.

•	Provision for loan losses was $0.9 million, which represented a decrease of approximately $288 thousand, or 25.0%, compared to the same period in 2018.
•	Noninterest income totaled $2.8 million, which represented an increase of $0.9 million, or 49.8%, compared to the same period in 2018. This increase was primarily due to increased swap referral fees.
•

Noninterest expense of $27.0 million, which represented an increase of $7.1 million, or 35.9%, compared to the same period in 2018. This increase was primarily due to increased employee headcount, opening additional bank locations and opening our Digital Innovation Center.

Financial Condition

•

Total assets increased to $1.1 billion, which represented an increase of $323.5 million, or 44.3%, compared to December 31, 2018. This increase was largely attributable to net loan growth of $183.7 million.

•

Net loans increased to $785.2 million, an increase of $183.7 million, or 30.5%, compared to December 31, 2018. We experienced growth across all loan categories, with the largest growth experienced in commercial real estate, residential real estate, and commercial.

•

Nonperforming assets totaled $2.3 million, which includes three loans being classified as nonperforming and no loans accruing loans over 90 days past due. There were no nonperforming assets or loans accruing over 90 days past due as of December 31, 2018.

•

As of December 31, 2019, we were well-capitalized, with a total risk-based capital ratio of 12.3%, a tier 1 risk-based capital ratio of 11.3%, a common equity tier 1 capital ratio of 11.3%, and a leverage ratio of 7.8%. As of

December 31, 2019, all of our regulatory capital ratios exceeded the thresholds to be well-capitalized under the applicable bank regulatory requirements.

Other Highlights

•	In January 2019, we hired a private banking team from a large South Florida-based bank to establish our Doral, FL loan production office, which opened in July 2019.
•	In May 2019, we converted our Boca Raton, FL loan production office into a full-service branch and we opened our fifth branch in Miami, FL (Dadeland).
•

In May 2019, we hired the former president of a South Florida-based community bank and a banking team from a large national bank to establish our Wellington, FL loan production office, which opened in July 2019.

•	In August 2019, we entered into a merger agreement to acquire Marquis Bancorp, Inc. and its wholly owned subsidiary, Marquis Bank, for shares of our Class A Common Stock.
•	In October 2019, we opened our Digital Innovation Center in Cleveland, OH.
•

In February 2020, we announced the closing of our initial public offering of 3,565,000 shares of Class A Common Stock, which included an additional 465,000 shares in connection with the exercise in full of the underwriters’ option to purchase additional shares

•	In March 2020, we closed our merger with MBI and its wholly owned subsidiary, Marquis Bank.

The Merger

On March 26, 2020, we closed our merger with MBI and its wholly owned subsidiary, Marquis Bank, headquartered in Coral Gables, Florida. The acquisition of Marquis Bank added three branches to our Miami-Dade MSA footprint making us the 12th largest independent community bank based in Florida and the fourth largest independent community bank based in South Florida.  Each share of MBI common stock outstanding was converted into 1.2048 shares of our Class A Common Stock, with cash paid in lieu of any fractional shares. At the closing of the merger we issued approximately 4,227,816 shares of our Class A Common Stock.  No MBI shareholders exercised appraisal rights. In addition, all stock options of MBI granted and outstanding on the closing date of the merger were converted into an option to purchase shares of our Class A Common Stock based on the exchange ratio. Upon completion of the merger, the pro forma combined institution had approximately $1.7 billion in total assets, excluding purchase accounting adjustments, total net loans of $1.3 billion and total deposits of $1.4 billion as of December 31, 2019, excluding purchase accounting adjustments.

Rationale for the Merger.   We believe our acquisition of MBI will support our business model and allow us to expand our presence in our existing market. MBI’s operations will enhance our existing operations and enable us to add lenders and banking services in our existing market. We expect that our high-end service, technology platform and wide range of products and services will allow us to enhance relationships with MBI’s existing clients, as well as expanding our platform for generating new relationships.

We believe a number of factors will position us for significant improvements in growth and earnings within MBI’s franchise by:

•	enabling us to achieve operational efficiencies and potential cost savings through consolidating and integrating MBI’s operations into our existing operations;
•	enhancing our ability to grow organically through offering our products and services to former MBI clients;

•	the senior management and staff of MBI will add important skills to the combined organization;
•	the combined institution will benefit from increased credit portfolio diversity and increased lending capacity;
•	provides an attractive opportunity to expand our market presence in Miami-Dade and Broward counties, which is within our existing market footprint;
•	our expectation that an “in-market” acquisition will result in greater client retention and smoother integration;
•	the merger is expected to accelerate our growth strategy and profitability targets; and
•

the complementary fit of MBI’s business with ours, which our management believes will enable the combined institution to deliver improved services to clients to achieve stronger financial performance and enhance shareholder value.

As a result of the merger, we believe that we will be able to efficiently integrate MBI’s operations, expand its business opportunities and enhance our profitability. We believe that other opportunities for strategic acquisitions exist in the State of Florida, both within and without our current market.

Results of Operations for the Years Ended December 31, 2019, 2018, and 2017

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2019	2018	Change	2018	2017	Change
Interest income	$39,210	$27,750	41.3%	$27,750	$18,857	47.2%
Interest expense	11,167	5,837	91.3%	5,837	2,869	103.5%
Net Interest income	28,043	21,913	28.0%	21,913	15,988	37.1%
Provision for loan losses	862	1,150	(25.0)%	1,150	991	16.0%
Net interest income after provision	27,181	20,763	30.9%	20,763	14,997	38.4%
Noninterest income	2,808	1,874	49.8%	1,874	1,786	4.9%
Noninterest expense	26,997	19,862	35.9%	19,862	13,125	51.3%
Income before income taxes	2,992	2,775	7.8%	2,775	3,658	(24.1)%
Income tax expense	656	669	(1.9)%	669	1,844	(63.7)%
Net income	$2,336	$2,106	10.9%	$2,106	$1,814	16.1%

Year ended December 31, 2019 compared to year ended December 31, 2018

Net income for the year ended December 31, 2019 was $2.3 million, an increase of $230 thousand, or 10.9%, from net income for the year ended December 31, 2018 of $2.1 million. Interest income increased $11.5 million while interest expense increased $5.3 million, resulting in a net interest income increase of $6.1 million for the year ended December 31, 2019 compared to the same period in the prior year. The increase in our interest income was primarily due to growth and increased yield in our loan portfolio. Provision for loan losses decreased by $288 thousand for the year ended December 31, 2019 compared to the same period in the prior year due to the reclassification of unfunded provision reserves. Noninterest income increased $0.9 million and noninterest expense increased $7.1 million for the year ended December 31, 2019 compared to the same period in the prior year. The increase in noninterest expense for the year ended December 31, 2019 compared to the same period in the prior year was primarily a result of increased employee headcount, opening additional banking locations and opening our Digital Innovation Center in Cleveland, Ohio.

Year ended December 31, 2018 compared to year ended December 31, 2017

Net income for the year ended December 31, 2018 was $2.1 million, an increase of $0.3 million, or 16.1%, from net income for the year ended December 31, 2017 of $1.8 million. This increase was due to an increase in interest income primarily related to growth in our loan portfolio and rising interest rates, which improved loan yields. This increase in interest income was partially offset by a $3.0 million increase in interest expense due to deposit growth and increased rates paid on our deposit products, as well as a $6.7 million increase in noninterest expense related to increased employee headcount, an increase in banking locations and additional salary and benefits expense in preparation to open our Digital Innovation Center. The $0.1 million increase in noninterest income was primarily due to increased mortgage banking revenues and increased account fees and service charges, partially offset by a reduction in SBA origination fees and other fees and charges. Income tax expense decreased $1.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the enactment of the Tax Act in December 2017, which reduced the corporate income tax rate. We also recognized a one-time charge in 2017 of approximately $0.7 million as a result of the revaluation of our deferred tax asset due to the change in the corporate tax rate.

Net Interest Income and Net Interest Margin Analysis

We analyze our ability to maximize income generated from interest earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between the interest and fees earned on interest earning assets, such as loans and securities, and the interest expense paid on interest bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest-bearing liabilities.

Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest-bearing liabilities and shareholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment rates, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, the economic and competitive conditions in the Miami-Dade MSA, as well as developments affecting the real estate, technology, government services, hospitality and tourism and financial services sectors within the Miami-Dade MSA. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.

The following table shows the average outstanding balance of each principal category of our assets, liabilities and shareholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

	For the Years Ended December 31,
	2019			2018			2017
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$80,448	$1,659	2.06%	$41,306	$852	2.06%	$10,190	$112	1.10%
Federal funds sold	25,284	581	2.30%	20,736	414	2.00%	12,292	144	1.17%
Federal Reserve Bank stock, FHLB stock and other corporate stock	5,357	274	5.11%	3,232	214	6.62%	2,078	118	5.66%
Investment securities	27,841	675	2.42%	24,056	637	2.65%	29,398	626	2.13%
Loans(1)	700,064	36,021	5.15%	520,131	25,633	4.93%	380,285	17,857	4.70%
Total interest earning assets	838,994	39,210	4.67%	609,461	27,750	4.55%	434,243	18,857	4.34%
Noninterest earning assets	50,215			32,182			26,275
Total assets	889,209			641,643			460,518
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	580,822	10,072	1.73%	415,553	5,104	1.23%	293,560	2,634	0.90%
Borrowed funds	47,485	1,095	2.31%	34,713	733	2.11%	17,480	235	1.34%
Total interest-bearing liabilities	628,307	11,167	1.78%	450,266	5,837	1.30%	311,040	2,869	0.92%
Noninterest-bearing liabilities
Noninterest-bearing deposits	164,963			127,659			91,230
Other noninterest-bearing liabilities	16,547			3,883			3,232
Shareholders’ equity	79,392			59,835			55,016
Total liabilities and shareholders’ equity	$889,209			$641,643			$460,518
Net interest spread(2)			2.90%			3.25%			3.42%
Net interest income		$28,043			$21,913			$15,988
Net interest margin(3)			3.34%			3.60%			3.68%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $568, $568, and $434 for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.

	For the Years Ended December 31, 2019			For the Years Ended December 31, 2018
	Compared to 2018			Compared to 2017
	Change Due To			Change Due To
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$807	$(1)	$806	$343	$397	$740
Federal funds sold	91	76	167	99	171	270
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	141	(80)	61	65	31	96
Investment securities	100	(62)	38	(114)	125	11
Loans	8,867	1,521	10,388	6,567	1,209	7,776
Total	$10,006	$1,454	$11,460	$6,960	$1,933	$8,893
Interest expense
Interest-bearing deposits	2,030	2,938	4,968	1,095	1,375	2,470
Borrowed funds	270	92	362	232	266	498
Total	$2,300	$3,030	$5,330	$1,327	$1,641	$2,968

Year ended December 31, 2019 compared to year ended December 31, 2018

Net interest income increased by $6.1 million to $28.0 million for the year ended December 31, 2019 compared to the December 31, 2018. Our total interest income was impacted by an increase in interest earning assets, primarily due to organic growth in our loan portfolio, and three market rate increases between December 31, 2018 and December 31, 2019 due to increases in the federal funds target interest rate by the Federal Reserve. Average total interest earning assets were $839.0 million for the year ended December 31, 2019 compared with $609.5 million for the year ended December 31, 2018. The annualized yield on those interest earning assets increased 12 basis points from 4.55% for the year ended December 31, 2018 to 4.67% for the year ended December 31, 2019. However, due to the recent reduction in the federal funds target interest rate by the Federal Reserve in the second half of 2019, our yield on interest earning assets declined during the last quarter of 2019, which was partially offset by lower interest expense on our interest-bearing deposits. The increase in the average balance of interest earning assets was driven almost entirely by organic growth in our loan portfolio of $183.7 million, representing an increase of 30.5%, to $785.2 million for the year ended December 31, 2019 compared to $601.5 million for the year ended December 31, 2018.

Average interest-bearing liabilities increased by $178.0 million, or 39.5%, from $450.3 million for the year ended December 31, 2018 to $628.3 million for the year ended December 31, 2019. The increase was primarily due to a $229.5 million increase in the average balance of interest-bearing deposits, or 37.7%. The increase in the average balance of interest-bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the year ended December 31, 2019 compared to the year ended December 31, 2018, and, to a lesser extent, negotiable order of withdrawal accounts, or NOW accounts. The annualized average interest rate paid on average interest-bearing liabilities increased to 1.78% for the year ended December 31, 2019 compared to 1.30% for the year ended December 31, 2018, while the annualized average interest rate paid on interest-bearing deposits increased 50 basis points to 1.73% and the annualized average interest rate paid on borrowed funds increased by 20 basis points to 2.31%. The increases in annualized average interest rates primarily reflected an increase in market interest rates due to increases in the federal funds target interest rate during the first half of 2019, partially offset by rate cuts during the last half of 2019. For the year ended December 31, 2019, our average other noninterest-bearing liabilities increased $12.6 million, or 326.1%, to $16.5 million from $3.9 million during the year ended December 31, 2018. Average noninterest-bearing deposits also increased $37.3 million, or 29.2%, from $127.7 million to $165.0 million for the same periods. For the year ended December 31, 2019, our annual net interest margin was 3.34% and net interest spread was 2.90%. For the year ended December 31, 2018, annual net interest margin was 3.60% and net interest spread was 3.25%. Our net interest margin was adversely affected by 0.26% during the year ended December 31, 2019, compared to the same period in 2018 because rates paid on our interest-bearing deposits, our primary funding source, increased faster than loan yields, which were adversely impacted due to falling yields on 10-year treasury notes, as well as increasing competitive pricing pressures in the loan market. As a result of the recent reduction in the federal funds target interest rate as well as continued declines in the 10-year treasury yield, average rates earned on interest earning assets and average rates paid on our interest-bearing deposits both generally declined during the last half of 2019 compared to the first half of 2019. Correspondingly new loans were priced at lower yields in comparison to previously held loans which led to numerous loan payoffs at year end 2019.

Year ended December 31, 2018 compared to year ended December 31, 2017

Net interest income increased by $5.9 million to $21.9 million, or 37.1%, for the year ended December 31, 2018. Our total interest income was positively impacted by an increase in interest earning assets and a slowly rising interest rate environment in 2018. Average total interest earning assets were $609.5 million in 2018 compared with $434.2 million in 2017, an increase of 40.4%. The yield on interest earning assets increased by 21 basis points from 4.34% in 2017 to 4.55% in 2018. The increase in the average balance of interest earning assets was driven primarily by organic growth in our loan portfolio. All loan categories increased in 2018, except construction and development, resulting in an increase in the average balance of the loan portfolio of $139.8 million, or 36.8%, to $520.1 million for 2018 compared to $380.3 million for 2017 categories (see “Financial Condition — Loan Portfolio” in this section for further details about the changes in our loan portfolio). Average interest-bearing liabilities increased by $139.2 million from $311.0 million for the year ended December 31, 2017 to $450.3 million for the year ended December 31, 2018. The increase was due to an increase in the average balance of interest-bearing deposits of $122.0 million, or 41.6%, and an increase in the average balance of borrowed funds of $17.2 million, or 98.6%. The increase in the average balance of interest-bearing deposits was primarily due to increases in other time deposits and money market accounts for the period ended December 31, 2018 compared to December 31, 2017, and, to a lesser extent, certificates of deposit and NOW accounts. We also experienced growth in our average noninterest-bearing deposits of $36.4 million, or 39.9%. The increase in the average balance of borrowed funds was primarily caused by an increase in Federal Home Loan Bank, or FHLB, advances. The average rate paid on interest-bearing liabilities increased to 1.30% for 2018 compared to 0.92% for 2017 as the average rate paid on interest-bearing deposits and borrowed funds increased by 33 basis points and 77 basis points, respectively, during the same period. These increases reflected an increase in market interest rates in 2018. In 2018, our net interest margin was 3.60% and net interest spread was 3.25%. In 2017, net interest margin was 3.68% and net interest spread was 3.42%. These decreases in 2018 compared to 2017 were primarily due to increasing rates paid on our deposit products outpacing increases in loan yields in 2018.

Provision for Loan Losses

The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses.”

Year ended December 31, 2019 compared to year ended December 31, 2018

Our provision for loan losses amounted to $0.86 million for 2019 and $1.15 million for 2018. The decrease from 2018 to 2019 was due to the reclassification of allowance to our unfunded commitments reserve which were not considered to be material. Our allowance for loan losses as a percentage of total loans was 0.83% and 0.94% for the years ended December 31, 2019  and 2018, respectively.  The decrease was primarily the result of extraordinary loan growth and to a lesser extent, a reduction in the historical peer loss rate during the year. We did not record any net charge-offs for the years ended December 31, 2019 or December 31, 2018.

Year ended December 31, 2018 compared to year ended December 31, 2017

Our provision for loan losses amounted to $1.2 million for 2018 and $1.0 million for 2017. The increase from 2017 to 2018 was primarily a result of the growth of our loan portfolio. The allowance for loan losses as a percentage of total loans was 0.94% and 0.96%  for the years ended December 31, 2018 and 2017, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, swap referral fees, origination fees for Small Business Administration, or SBA loans, and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method. The following table presents the major categories of noninterest income for the periods indicated.

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)	2018	2017	Increase (Decrease)
Noninterest income
Deposit account service charges	$273	$283	(3.5)%	$283	$194	45.9%
Mortgage banking revenue	308	209	47.4%	209	18	1,061.1%
Gain (loss) on sale of securities	8	—	—%	—	—	—%
Swap referral fees	922	211	337.0%	211	169	24.9%
SBA origination fees	79	308	(74.4)%	308	646	(52.3)%
Other fees and charges	1,218	863	41.1%	863	759	13.7%
Total noninterest income	$2,808	$1,874	49.8%	$1,874	$1,786	4.9%

Year ended December 31, 2019 compared to year ended December 31, 2018

Noninterest income for 2019 was $2.8 million, a $0.9 million or 49.8% increase compared to noninterest income of $1.9 million for 2018. The increase in 2019 was primarily due to an increase in swap referral fees, of $0.7 million, or 337.0%, compared to $211 thousand for the year ended December 31, 2018. The increase in swap referral fees were generated from a few large loans and it is uncertain if we will continue to sustain such increases in the future. We also experienced a slight increase in mortgage banking revenues, primarily due to loan growth. The increases were partially offset by a decrease in SBA loan origination fees of $0.2 million, or 74.4%, during the 2019 period compared to the 2018 period, which was primarily due to a decrease in loan demand during 2019 compared to 2018.

Year ended December 31, 2018 compared to year ended December 31, 2017

Noninterest income for 2018 was $1.9 million, a $0.1 million, or 5%, increase compared to noninterest income of $1.8 million for 2017. The increase in 2018 was primarily due to increases in mortgage banking revenue and deposit account service charges, which increased $0.2 million, or 1061% (due to 2018 being the first full year of our mortgage banking business), and $0.1 million, or 45.9%, respectively, partially offset by a $0.3 million, or 52.3%, decrease in SBA loan origination fees. The increase in deposit account service charges was due to deposit growth and the increase in mortgage banking revenue was due to the ramping up of our mortgage banking business in 2018 compared to 2017.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining client relationships and providing banking services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees, data processing expenses, advertising expenses, loan processing expenses and other general and administrative expenses, including FDIC assessments, communications, travel, meals, training, supplies and postage. The following table presents the major categories of noninterest expense for the periods indicated.

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)	2018	2017	Increase (Decrease)
Noninterest expense
Salaries and benefits	$18,521	$13,538	37%	$13,538	$8,672	56%
Occupancy and equipment	2,567	1,872	37%	1,872	1,473	27%
Professional services	1,253	693	81%	693	396	75%
Data processing	498	624	(20)%	624	524	19%
Marketing	410	430	(5)%	430	180	139%
Other	3,748	2,705	39%	2,705	1,880	44%
Total noninterest expense	$26,997	$19,862	36%	$19,862	$13,125	51%

Year ended December 31, 2019 compared to year ended December 31, 2018

Noninterest expense amounted to $27.0 million in 2019, an increase of $7.1 million, or 35.9%, compared to $19.9 million for the year ended December 31, 2018. The increase was primarily due to an increase in salaries and benefits, from increased employee headcount and, to a lesser extent, increases in occupancy and equipment expense and professional services expense due to costs related to building the infrastructure of a publicly traded company. Noninterest expense was also impacted by additional expenses in connection with our proposed acquisition of MBI and the offering.

Year ended December 31, 2018 compared to year ended December 31, 2017

Noninterest expense amounted to $19.9 million in 2018, an increase of $6.7 million, or 51.3%, compared to $13.1 million for 2017. The increase in 2018 was primarily due to an increase in salary and benefits expense due to the increase in employee headcount (due to team lift-outs from other banks) and to a lesser extent increases in occupancy and equipment expense and professional services expense, which were primarily related to the increase in our branch and loan production office locations. We also experienced an increase of other noninterest expense of approximately $0.8 million, or 43.9%, which includes FDIC assessments (which increased due to deposit growth) and information technology expenses.

Income Tax Expense

The amount of income tax expense we incur is influenced by the amounts of our pre-tax income, and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, such as the Tax Act, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Year ended December 31, 2019 compared to year ended December 31, 2018

Income tax expense was $0.7 million for 2019 and 2018. Our effective tax rates for 2019 and 2018 were 21.9% and 24.1%, respectively.

Year ended December 31, 2018 compared to year ended December 31, 2017

Income tax expense was $0.7 million for 2018 and $1.8 million for 2017. Total income tax expense decreased $1.1 million in 2018 primarily as a result of the Tax Act, which included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate to 21% for tax years beginning after December 31, 2017. Also, as a result of the Tax Act, we recognized a one-time charge of approximately $0.7 million in 2017 as a result of the revaluation of our deferred tax asset, which also increased our tax expense in 2017. Our effective tax rates for 2018 and 2017 were 24.1% and 50.4%, respectively.

Financial Condition

For the year ended December 31, 2019, our total assets increased $323.5 million, or 44.3%, to approximately $1.1 billion. Net loans and interest-bearing deposits at other financial institutions increased due to our decision to maintain our excess liquidity in assets with a greater level of liquidity, such as deposits with other banks and fed funds sold, as opposed to investing our excess liquidity in less liquid investment securities, despite the prospect of slightly higher yields. This strategy provided us with greater liquidity to fund our growing loan pipeline. Shareholders’ equity decreased $0.4 million, or 0.5%, to $79.3 million at December 31, 2019 compared to December 31, 2018, primarily due to our repurchase of 225,000 shares of Class A Common Stock for an aggregate purchase price of $3.9 million, partially offset by net income for the year of $2.3 million.

For the year ended December 31, 2018, our total assets increased by $182.6 million, or 33.4%, from $547.0 million at December 31, 2017 to $729.6 million at December 31, 2018. Increases in net loans, interest-bearing deposits at other financial institutions, and federal funds sold were supported by increases in both noninterest-bearing and interest-bearing deposits, as well as FHLB advances. Shareholders’ equity increased $22.1 million, or 38.4%, to $79.7 million at December 31, 2018 compared to the prior year-end primarily due to proceeds from the closing of our 2018 private offering of approximately $20.0 million and net income for the year of $2.1 million.

Interest-Bearing Deposits at Other Financial Institutions

Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. For the year ended December 31, 2019, interest-bearing deposits at other financial institutions increased $96.2 million, or 176.8%, to $150.6 million from $54.4 million at December 31, 2018. The increase was primarily due to our desire to maintain our excess liquidity in more liquid assets due to our significant loan growth and a continued robust demand for loans. Interest-bearing deposits at other financial institutions increased from $11.8 million at December 31, 2017 to $54.4 million at December 31, 2018, or 360.0%, primarily as a result of closing a $20.0 million private offering of our common stock on December 18, 2018 and our preference to maintain excess liquidity in more liquid assets to fund our loan growth. As we continue to grow, so do our liquidity needs.

Investment Securities

We use our securities portfolio to provide a secondary source of liquidity, achieve additional interest income through higher yields on funds invested (compared to other options, such as interest-bearing deposits at other banks or fed funds sold), manage interest rate risk, and meet both collateral and regulatory capital requirements.

Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available-for-sale securities consist of securities not classified as trading securities nor as held-to maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Our investment portfolio increased by $8.8 million, or 42.5%, from $20.8 million at December 31, 2018, to $29.6 million at December 31, 2019 primarily due to the investment of a portion of the proceeds from our 2018 private offering into securities available for sale, although substantially more of these proceeds were invested in more liquid assets to provide more liquidity to fund our loan growth. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, corporate bonds and equity securities (including mutual funds).

Our investment portfolio decreased by $6.2 million, or 23.0%, from $27.0 million at December 31, 2017, to $20.8 million at December 31, 2018. The primary reason for the decrease was due to our preference for more liquid assets to support our loan growth, as mentioned above.

The following tables summarize the contractual maturities and weighted-average yields of investment securities as of December 31, 2019 and the amortized cost and carrying value of those securities as of the indicated dates.

	December 31,
	2019		2018		2017
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale
U.S. Government-sponsored agencies	$17,303	$17,183	$7,563	$7,449	$10,173	$10,110
Mortgage-backed securities	5,237	5,185	6,533	6,308	7,827	7,626
U.S. Agency obligations	4,000	4,070	—	—	—	—
Mutual funds	—	—	—	—	1,000	963
Corporate bonds	2,000	2,003	6,000	5,828	7,990	8,021
Total	$28,540	$28,441	$20,096	$19,585	$26,990	$26,720
Securities Held to Maturity
Mortgage-backed securities	214	224	259	265	316	325
Total	$214	$224	$259	$265	$316	$325
Equity Securities
Mutual Funds	971	971	942	942	—	—
Total	$971	$971	$942	$942	$—	$—

			More than One Year		More than Five Years
	One Year or Less		Through Five Years		Through 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
At December 31, 2019		Average		Average		Average		Average			Average
(Dollars in thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Fair Value	Yield
Securities Available for Sale
U.S. Government- sponsored agencies	$—	—%	$259	2.49%	$13,688	2.68%	$3,356	3.84%	$17,303	$17,183	2.91%
Mortgage-backed securities	—	—%	—	—%	1,849	1.55%	3,388	2.11%	5,237	5,185	1.91%
U.S. Agency obligations	—	—%	4,000	2.65%	—	—%	—	—	4,000	4,070	2.65%
Corporate bonds	—	—%	2,000	2.87%	—	—%	—	—%	2,000	2,003	2.87%
Total	$—	—%	$6,259	2.71%	$15,537	2.54%	$6,744	2.97%	$28,540	$28,441	2.69%
Securities Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	214	3.79%	214	224	3.79%
Total	$—	—%	$—	—%	$—	—%	$214	3.79%	$214	$224	3.79%
Equity Securities
Mutual Funds	971	2.34%	—	—%	—	—%	—	—%	971	971	2.34%
Total	$971	2.34%	$—	—%	$—	—%	$—	—%	$971	$971	2.34%

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, construction and development and other consumer loans. Our loan clients primarily consist of small to medium sized businesses, the owners and operators of these businesses as well as other professionals, entrepreneurs and high net worth individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Miami-Dade MSA. The following table summarizes and provides additional information about certain segments of our loan portfolio as of the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$270,981	34.2%	$191,930	31.6%	$156,720	33.3%	$116,208	35.8%	$84,679	34.1%
Owner Occupied	112,618	—	98,610	—	71,944	—	51,509	—	25,744	—
Non-Owner Occupied	158,363	—	93,320	—	84,776	—	64,699	—	58,935	—
Residential real estate	342,257	43.2%	311,404	51.3%	224,246	47.7%	140,160	43.2%	110,870	44.6%
Commercial	129,477	16.3%	83,276	13.7%	59,065	12.6%	37,873	11.7%	33,861	13.6%
Construction and development	41,465	5.2%	17,608	2.9%	28,272	6.0%	29,036	9.0%	18,813	7.6%
Consumer and other loans	8,287	1.0%	3,244	0.5%	1,755	0.4%	1,025	0.3%	271	0.1%
Total loans	$792,467	100.0%	$607,462	100.0%	$470,058	100.0%	$324,302	100.0%	$248,494	100.0%
Unearned loan origination fees (costs), net	(752)		(297)		64		(120)		(11)
Allowance for loan losses	(6,548)		(5,685)		(4,535)		(3,532)		(2,457)
Loans, net	$785,167		$601,480		$465,587		$320,650		$246,026

Commercial Real Estate Loans.  We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2019, we had $112.6 million of owner-occupied commercial real estate loans and $158.4 million of investment commercial real estate loans, representing 41.6% and 58.4%, respectively, of our commercial real estate portfolio. As of December 31, 2019, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.0 million for owner-occupied and $2.4 million for non-owner-occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of December 31, 2019, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 52.4% and 52.3%, respectively and debt service coverage ratios were 2.37x and 1.70x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $500,000 or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Construction and Development Loans.  The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of December 31, 2019, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 55.3%, 44.3% and 24.2%, respectively. All construction and development loans require an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of December 31, 2019
(Dollars in thousands)	Amount	Percent
CRE and Construction & Development Loans, combined
1 – 4 Family Construction	$24,413	7.8%
Assignment of Mortgage	6,000	1.9%
Auto (Car Lot/Auto Repair)	15,245	4.9%
Commercial Construction	11,236	3.6%
Educational Facility	14,970	4.8%
Hotel	6,659	2.1%
Land Development	121	0.0%
Mixed Use	18,340	5.9%
Multifamily	23,106	7.4%
Office	41,784	13.4%
Other / Special Use	35,272	11.3%
Religious Facility	4,669	1.5%
Retail	54,066	17.3%
Vacant Land	7,849	2.5%
Warehouse	48,716	15.6%
Total	$312,446	100.0%

	As of December 31, 2019
(Dollars in thousands)	Amount	Percent
CRE and Construction & Development Loans, combined
Broward	$54,844	17.6%
Miami-Dade	167,818	53.7%
Palm Beach	64,846	20.8%
Other FL County	21,721	7.0%
Out of State	3,217	1.0%
Total	$312,446	100.0%

As of December 31, 2019, non-owner occupied commercial real estate loans of $158.4 million represented 117.7% of total risk-based capital and total construction and land development loans of $41.5 million represented 43.3% of total risk-based capital.

Residential Real Estate Loans.  We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 20% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $24.1 million, or approximately 7.0% of our residential loan portfolio as of December 31, 2019. The average loan balance of closed-end residential loans in our residential portfolio was approximately $750,570 as of December 31, 2019. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following chart shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of December 31, 2019
(Dollars in thousands)	Amount	Percent	LTV (%)
Residential Real Estate
Primary Residences	$254,904	74.5%	57.9%
Investor Owned Residences	63,244	18.5%	49.7%
HELOC	24,108	7.0%	50.1%
Loans Held for Sale	1	0.0%	0.0%
Total	$342,257	100.0%

Commercial Loans.  In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the loans in our commercial loan portfolio was $544,021 as of December 31, 2019. For commercial loans over $500,000, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of December 31, 2019, the debt service coverage ratio for our commercial loan portfolio was approximately 3.2x, excluding approximately 6.9% of the commercial loan portfolio that is cash secured. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following chart shows our commercial loan portfolio by industry segment as of December 31, 2019.

	As of December 31, 2019
(Dollars in thousands)	Amount	Percent
Commercial Loans
Business Products	$1,150	0.9%
Business Services	14,312	11.1%
Communication	12,947	10.0%
Construction	11,011	8.5%
Finance	32,055	24.8%
Healthcare	3,743	2.9%
Services	18,300	14.1%
Technology	773	0.6%
Trade	35,015	27.0%
Transportation	171	0.1%
Total	$129,477	100.0%

Consumer and Other Loans.  We offer consumer, or retail credit, to individuals for household, family, or other personal expenditures. Generally, these are either in the form of closed-end/installment credit loans or open-end/revolving credit loans. Occasionally, we will make unsecured consumer loans to highly qualified clients in amounts up to $250,000 with up to three-year repayment terms.

The following chart illustrates our gross loans net of unearned income and weighted average loan-to-value ratio for our collateralized loan portfolio as of the end of the months indicated.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2019.

	December 31, 2019
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$20,264	$48,915	$201,802	$270,981
Residential Real Estate	36,437	31,092	274,728	342,257
Commercial	69,301	16,256	43,920	129,477
Construction and Development	16,197	3,926	21,342	41,465
Consumer and Other	4,441	2,175	1,671	8,287
Total loans	$146,640	$102,364	$543,463	$792,467
Amounts with fixed rates	$88,155	$84,874	$512,759	$685,788
Amounts with floating rates	$58,485	$17,490	$30,704	$106,679

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans that are 90 days or greater past due as of December 31, 2019.

We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $500,000. We also engage in annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $2.3 million as of December 31, 2019, or 0.22% of total assets, and we did not have any nonperforming assets as of December 31, 2018, 2017, 2016 or 2015. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, which was a primary factor in the recent increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual Loans Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	483	—	—	—	—
Commercial	1,797	—	—	—	—
Construction and development	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	$2,280	$—	$—	$—	$—
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$2,280	$—	$—	$—	$—
Restructured loans-nonaccrual	$—	$—	$—	$—	$—
Restructured loans-accruing	$367	$357	$409	$478	$493
Ratio of nonperforming loans to total loans	0.33%	—%	—%	—%	—%
Ratio of nonperforming assets to total assets	0.22%	—%	—%	—%	—%

Credit Quality Indicators

We strive to manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by our management team and approved by our Board. We employ a dedicated Chief Risk Officer and have established a Risk Committee at the Bank level which oversees, among other things, risks associated with our lending activities and enterprise risk management. Our written loan policies document underwriting standards, approval levels, exposure limits and other limits or standards that our management team and Board deem appropriate for an institution of our size and character. Loan portfolio diversification at the obligor, product and geographic levels are actively managed to mitigate concentration risk, to the extent possible. In addition, credit risk management includes an independent credit review process that assesses compliance with policies, risk rating standards and other critical credit information. In addition, we adhere to sound credit principles and evaluate our clients’ borrowing needs and capacity to repay, in conjunction with their character and financial history. Our management team and Board place significant emphasis on balancing a healthy risk profile and sustainable growth. Specifically, our approach to lending seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits. We believe that our credit culture is a key factor in our relatively low levels of nonperforming loans and nonperforming assets compared to other institutions within our market.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $500,000, other than residential real estate loans, are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as “substandard” or “special mention” are reviewed quarterly for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded at initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, we will determine the appropriate loan grade. Loans excluded from the review process above are generally classified as “pass” credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the client contacts us for a modification. In these circumstances, the loan is specifically evaluated for potential reclassification to special mention, substandard, doubtful, or even a charged-off status. We use the following definitions for risk ratings:

Pass. A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. The pass category includes the following:

•

Riskless: Loans that are fully secured by liquid, properly margined collateral (listed stock, bonds, or other securities; savings accounts; certificates of deposit; loans or that portion thereof which are guaranteed by the U.S. Government or agencies backed by the “full faith and credit” thereof; loans secured by properly executed letters of credit from prime financial institutions).

•

High Quality Risk: Loans to recognized national companies and well-seasoned companies that enjoy ready access to capital markets or to a range of financing alternatives.  Borrower’s public debt offerings are accorded highest ratings by recognized rating agencies, e.g., Moody’s or Standard & Poor’s. Companies display sound financial conditions and consistent superior income performance. The borrower’s trends and those of the industry to which it belongs are positive.

•

Satisfactory Risk: Loans to borrowers, reasonably well established, that display satisfactory financial conditions, operating results and excellent future potential. Capacity to service debt is amply demonstrated. Current financial strength, while financially adequate, may be deficient in a number of respects. Normal comfort levels are achieved through a closely monitored collateral position and/or the strength of outside guarantors.

•

Moderate Risk: Loans to borrowers who are in non-compliance with periodic reporting requirements of the loan agreement, and any other credit file documentation deficiencies, which do not otherwise affect the borrower’s credit risk profile. This may include borrowers who fail to supply updated financial information that supports the adequacy of the primary source of repayment to service the Bank’s debt and prevents bank management to evaluate the borrower’s current debt service capacity. Existing loans will include those with consistent track records of timely loan payments, no material adverse changes to underlying collateral, and no material adverse changes to guarantor(s) financial capacity, evidenced by public record searches.

Special mention.  A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or our credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard.  A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful.  A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss.  A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467
December 31, 2018
Commercial real estate	$189,228	$2,702	$—	$—	$191,930
Residential real estate	311,013	391	—	—	311,404
Commercial	82,668	577	31	—	83,276
Construction and development	17,608	—	—	—	17,608
Consumer	3,244	—	—	—	3,244
Total	$603,761	$3,670	$31	$—	$607,462
December 31, 2017
Commercial real estate	$155,671	$1,049	$—	$—	$156,720
Residential real estate	224,246	—	—	—	224,246
Commercial	58,936	98	31	—	59,065
Construction and development	28,272	—	—	—	28,272
Consumer	1,755	—	—	—	1,755
Total	$468,880	$1,147	$31	$—	$470,058

Allowance for Loan Losses

We believe that we maintain our allowance for loan losses at a level sufficient to provide for probable incurred credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk, and economic risk. We consider all of these risks of lending when assessing the adequacy of our allowance. The allowance for loan losses is established through a provision charged to expense. Loans are charged-off against the allowance when losses are probable and reasonably quantifiable. Our allowance for loan losses is based on management’s judgment of overall credit quality, which is a significant estimate based on a detailed analysis of the loan portfolio.  Our allowance can and will change based on revisions to our assessment of our loan portfolio’s overall credit quality and other risk factors both internal and external to us.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis. The allowance consists of two components. The first component consists of those amounts reserved for impaired loans. A loan is deemed impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due (principal and interest), according to the contractual terms of the loan agreement. Loans are monitored for potential impairment through our ongoing loan review procedures and portfolio analysis. Classified loans and past due loans over a specific dollar amount, and all troubled debt restructurings are individually evaluated for impairment.

The approach for assigning reserves for the impaired loans is determined by the dollar amount of the loan and loan type. Impairment measurement for loans over a specific dollar are determined on an individual loan basis with the amount reserved dependent on whether repayment of the loan is dependent on the liquidation of collateral or from some other source of repayment.  If repayment is dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the fair value of the collateral after estimated sales expenses. If repayment is not dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the estimated cash flows discounted using the loan’s effective interest rate. The discounted value of the cash flows is based on the anticipated timing of the receipt of cash payments from the borrower. The reserve allocations for individually measured impaired loans are sensitive to the extent market conditions or the actual timing of cash receipts change. Impairment reserves for smaller-balance loans under a specific dollar amount are assigned on a pooled basis utilizing loss factors for impaired loans of a similar nature.

The second component is a general reserve on all loans other than those identified as impaired.  General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction and development, residential real estate, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool. The following table analyzes the activity in the allowance over the past five years.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of period	$5,685	$4,535	$3,532	$2,457	$1,875
Charge-offs
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and development	—	—	—	—	—
Consumer and other	—	—	—	—	14
Total Charge-offs	—	—	—	—	14
Recoveries
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial	—	—	12	11	2
Construction and development	—	—	—	—	—
Consumer and other	1	—	—	—	—
Total recoveries	1	—	12	11	2
Net charge-offs (recoveries)	—	—	(12)	(11)	12
Provision for loan losses	862	1,150	991	1,065	596
Balance at end of period	$6,548	$5,685	$4,535	$3,532	$2,457
Ratio of net charge-offs to average loans	—%	—%	—%	—%	0.01%
ALLL as a percentage of loans at end of period	0.83%	0.94%	0.96%	1.09%	0.99%
ALLL as a multiple of net charge-offs	N/A	N/A	N/A	N/A	206.9
ALLL as a percentage of nonperforming loans	287.2%	N/A	N/A	N/A	N/A

We had recoveries of $1,000 for the year ended December 31, 2019, and did not have any net charge-offs or recoveries for the year ended December 31, 2019 or 2018. Our allowance for loan losses was $6.5 million at December 31, 2019 compared to $5.7 million at December 31, 2018, an increase of 15.2%. The increase was primarily due to the growth of our loan portfolio. At December 31, 2019, our allowance for loan losses was 0.83% of total gross loans (net of overdrafts) and provided coverage of 287.2% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 0.94% as of December 31, 2018. We believe our allowance at December 31, 2019 was adequate to absorb potential losses inherent in our loan portfolio. Our allowance for loan losses totaled $5.7 million at December 31, 2018 compared to $4.5 million at December 31, 2017, $3.5 million at December 31, 2016 and $2.5 million at December 31, 2015. The increases in our allowance for loan losses in 2018 and 2017 were due to growth in our loan portfolio. The decrease in our allowance for loan losses as a percentage of total loans from December 31, 2018 to 2019 was primarily the result of extraordinary loan growth and to a lesser extent, a reduction in the historical peer loss rate during 2019. The slight decrease in the allowance for loan loss as a percentage of total gross loans in 2017 was primarily attributable to a favorable problem loan migration and improving risk factors within our loan portfolio. At December 31, 2018, our allowance for loan losses was 0.94% of total gross loans (net of overdrafts) compared to 0.96%, 1.09% and 0.99% at December 31, 2017, 2016 and 2015, respectively. We did not have any nonperforming loans at

December 31, 2018, 2017, 2016 or 2015. The following table provides an allocation of the allowance for loan losses to specific loan types as of the end of the fiscal year for each of the past five years.

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial real estate	$1,845	28.2%	$1,435	25.2%	$1,275	28.1%	$838	23.7%	$730	29.7%
Residential real estate	3,115	47.6%	1,822	32.0%	1,590	35.0%	1,281	36.3%	912	37.2%
Commercial	1,235	18.9%	2,106	37.1%	1,170	25.8%	648	18.3%	534	21.7%
Construction and development	272	4.2%	262	4.6%	452	10.0%	742	21.0%	266	10.8%
Consumer and other	81	1.2%	60	1.1%	48	1.1%	23	0.7%	15	0.6%
Total allowance for loan losses	$6,548	100.0%	$5,685	100.0%	$4,535	100.0%	$3,532	100.0%	$2,457	100.0%

At December 31, 2019, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $5.1 million, $1.1 million of which required a specific reserve of $0.6 million, compared to a recorded investment in impaired loans of $0.3 million at December 31, 2018, which increase was due to one loan being placed in nonaccrual status in June, $0.4 million at December 31, 2017,  $0.5 million at December 31, 2016 and $0.5 million at December 31, 2015. None of the impaired loans at December 31, 2018, 2017, 2016 or 2015 required a specific reserve.

Impaired loans also include certain loans that were modified as troubled debt restructurings, or TDRs. At December 31, 2019, we had two loans amounting to $0.4 million that were considered to be TDRs, compared to two loans amounting to $0.4 million at December 31, 2018 and three loans totaling $0.4 million at December 31, 2017. We did not allocate any specific reserves to loans that have been modified as TDRs as of December 31, 2019 or 2018. Three loans amounting to $0.5 million were considered to be TDRs at December 31, 2016 and we did not allocate any specific reserves to these loans. Three loans amounting to $0.5 million were considered to be TDRs at December 31, 2015 and we did not allocate any specific reserves to these loans.

Deposits

Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We supplement our deposits with wholesale funding sources such as Quickrate and brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of December 31, 2019 and 2018, these wholesale deposits represented 4.6% and 3.99%, respectively, of our total deposits.

Interest-bearing deposits increased $235.6 million, or 49.8%, from December 31, 2018 to December 31, 2019 primarily due to a $196.4 million increase in money market account balances and a $15.8 million increase in certificates of deposit. In order to fund our loan growth, all of our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits increased 50 basis points from 1.23% for the year ended December 31, 2018 to 1.73% for the year ended December 31, 2019. Rates paid on certificates of deposit increased 49 basis points, or 33.5%, over the same period. The increase in average rates paid on interest-bearing deposits and certificates of deposit was a result of a continued increase in market rates of interest during the first half of 2019, as well as upward competitive pricing pressures, partially offset by rate cuts during the last half of 2019. As of December 31, 2019, we had approximately $22.6 million in brokered deposits, 2.5% of total, that were classified as brokered deposits, an increase of approximately $2.7 million, or 13.5% from December 31, 2018. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

Interest-bearing deposits increased $114.7 million, or 31.7%, from December 31, 2017 to December 31, 2018. Certificates of deposit increased $18.3 million and money market accounts and NOW accounts increased $96.5 million. The average rate paid on interest-bearing deposits increased 33 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017. The average rate paid on certificates of deposit increased 42 basis points over the same period. The increase in average rates paid on interest-bearing deposits and certificates of deposit was a result of increasing market interest rates during 2018, as well as upward competitive pricing pressures. As of December 31, 2018, we had approximately $19.9 million in deposits, 3.2% of total, classified as brokered deposits, compared to no deposits classified as brokered deposits as of December 31, 2017. The following table presents the average balances and average rates paid on deposits for the periods indicated.

	For the Year Ended December 31,
	2019		2018		2017
	Average		Average		Average
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
NOW accounts	$33,329	0.42%	$24,791	0.29%	$14,473	0.23%
Money market accounts	435,349	1.71%	304,772	1.18%	198,513	0.80%
Savings accounts	8,678	1.35%	2,354	0.13%	2,234	0.10%
Certificates of deposit	103,466	2.27%	83,636	1.70%	78,340	1.28%
Total interest-bearing deposits	580,822	1.73%	415,553	1.23%	293,560	0.90%
Noninterest-bearing deposits	164,963	—%	127,659	—%	91,230	—%
Total deposits	$745,785	1.35%	$543,212	0.94%	$384,790	0.68%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Year Ended December 31,
	2019		2018		2017
	Ending		Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
NOW accounts	$39,826	4.46%	$25,088	4.16%	$19,515	4.25%
Money market accounts	548,366	61.42%	352,002	58.35%	260,850	56.81%
Savings accounts	11,126	1.25%	2,389	0.40%	2,660	0.58%
Certificates of deposit	109,344	12.25%	93,578	15.51%	75,302	16.40%
Total interest-bearing deposits	708,662	79.37%	473,057	78.41%	358,327	78.04%
Noninterest-bearing deposits	184,211	20.63%	130,245	21.59%	100,847	21.96%
Total deposits	$892,873	100.00%	$603,302	100.00%	$459,174	100.00%

The following table presents the maturities  of our certificates of deposit as of December 31, 2019.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
$100,000 or more	$18,571	$40,771	$32,922	$9,824	$102,088
Less than $100,000	1,299	1,258	4,132	567	7,256
Total	$19,870	$42,029	$37,054	$10,391	$109,344

Borrowings

We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.

FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2019, approximately $154.8 million in real estate loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2019, we had $55.0 million in outstanding advances and $55.9 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Amount outstanding at period-end	$55,000	$40,000	$25,000
Weighted average interest rate at period-end	2.10%	2.27%	1.44%
Maximum month-end balance during period	$55,000	$40,000	$25,000
Average balance outstanding during period	47,301	34,712	17,479
Weighted average interest rate during period	2.30%	2.11%	1.34%

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of December 31, 2019.

Valley National Line of Credit. On December 19, 2019, the Company entered into a new $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by all of the issued and outstanding shares of capital stock of the Company, which we have pledged as security. Outstanding principal and interest under the line of credit is payable at maturity on December 19, 2020. As of December 31, 2019, approximately $10.0 million was drawn under this line of credit, the proceeds of which were primarily used to provide additional capital to support continued growth and also to cover expenses incurred in connection with entering into the line of credit. On February 12, 2020 the Company used a portion of the net proceeds from its IPO to repay all of the outstanding principal and accrued interest under the line of credit with Valley National Bank, N.A.

Liquidity and Capital Resources

Capital Resources

Shareholders’ equity decreased $0.4 million for the year ended December 31, 2019 compared to 2018, primarily due to our repurchase of 225,000 shares of Class A Common Stock for an aggregate purchase price of $3.9 million. Net income resulted in an increase to retained earnings of $2.3 million as of December 31, 2019. Shareholders’ equity increased $22.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Net income resulted in an increase to retained earnings of $2.1 million as of December 31, 2018. Shares of common stock totaling 1,095,890 were issued upon the closing of our 2018 private offering, resulting in an increase to shareholders’ equity of approximately $20.0 million.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of common equity Tier 1, Tier 2, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 150%. We are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion, which we refer to below as “covered” banking organizations. We were required to implement the new Basel III capital standards as of January 1, 2015 and January 1, 2019, respectively.

As of December 31, 2019, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of the dates indicated. The amounts presented exclude the capital conservation buffer.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio
Bank	$95,662	13.6%	$56,091	8.0%	$70,114	10.0%
Company	86,531	12.3%	56,091	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	88,506	12.6%	42,069	6.0%	56,091	8.0%
Company	79,375	11.3%	42,069	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	88,506	8.7%	40,889	4.0%	51,112	5.0%
Company	79,375	7.8%	40,889	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	88,506	12.6%	31,551	4.5%	45,574	6.5%
Company	79,375	11.3%	31,551	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital ratio
Bank	$68,427	13.4%	$40,731	8.0%	$50,914	10.0%
Company	86,014	16.9%	40,731	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	62,519	12.3%	30,549	6.0%	40,731	8.0%
Company	80,107	15.7%	30,549	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	62,519	8.6%	29,129	4.0%	36,411	5.0%
Company	80,107	11.0%	29,129	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	62,539	12.3%	22,911	4.5%	33,094	6.5%
Company	80,107	15.7%	22,911	4.5%	N/A	N/A

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities, accommodate deposit withdrawals or repay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies that are formulated and monitored by our Asset Liability Management Committee, or ALCO, and senior management, including our Liquidity Contingency Policy, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding has been our clients’ deposits, supplemented by our short-term borrowings, primarily from FHLB borrowings. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

At December 31, 2019, we had the ability to generate approximately $108.4 million in additional liquidity through all of our available resources beyond our overnight funds sold position. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. Our portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our portfolio was 3.50 years and 4.43 years at December 31, 2019 and 2018, respectively, and had a net unrealized pre-tax loss of $0.1 and $0.5 million, respectively, in our available for sale securities portfolio as of those dates.

Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $25.3 million during the year ended December 31, of 2019 compared to an average net overnight funds sold position of $20.7 million for the year ended December 31, 2018. As we have continued to experience high organic growth, we have preferred to maintain our excess liquidity in assets with greater liquidity, such as federal funds sold, as opposed to less liquid, but slightly higher yielding, assets, like investment securities.

We expect our capital expenditures over the next 12 months to be approximately $1.4 million, which will consist primarily of investments in consolidation of our core vendors after our acquisition of MBI, technology purchases for our new banking offices, business applications, information technology security needs as well as furniture, fixtures and equipment for our new banking offices. We expect that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Inflation

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2019.

			Due After
		Due after One	Three
	Due in One	Through Three	Through	Due After
(Dollars in thousands)	Year or Less	Years	Five Years	Five Years	Total
FHLB Advances	$25,000	$—	$30,000	$—	$55,000
Certificates of deposit $100,000 or more	92,264	9,694	130	—	102,088
Certificates of deposit less than $100,000	6,689	567	—	—	7,256
Operating leases	1,057	2,155	2,110	2,062	7,384
Line of credit	9,999	—	—	—	9,999
Total	$135,009	$12,416	$32,240	$2,062	$181,727

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our clients. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments, however we maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated balance sheet.

Our commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31,
(Dollars in thousands)	2019	2018	2017
Unfunded lines of credit	$113,903	$106,866	$75,791
Commitments to extend credit	23,052	30,599	42,809
Letters of credit	9,168	10,417	10,546
Total credit extension commitments	$146,123	$147,882	$129,146

Unfunded lines of credit represent unused portions of credit facilities to our current borrowers that represent no change in credit risk in our portfolio. Lines of credit generally have variable interest rates. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment, less the amount of any advances made.

Letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. In the event of nonperformance by the client in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. If the commitment is funded, we would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash or marketable securities.

Our policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements and our credit risk associated with issuing letters of credit is similar to the credit risk involved in extending loan facilities to our clients. The effect on our revenue, expenses, cash flows, and liquidity of the unused portions of these letters of credit commitments and letters of credit cannot be precisely predicted because there is no guarantee that the lines of credit will be used.

Commitments to extend credit are agreements to lend funds to a client, as long as there is no violation of any condition established in the contract, for a specific purpose. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit is based on management’s credit evaluation of the client.

We enter into forward commitments for the delivery of mortgage loans in our current pipeline. Interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitments to fund the loans. These commitments to fund mortgage loans, to be sold into the secondary market, (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. We attempt to minimize our exposure to loss under credit commitments by subjecting them to the same credit approval and monitoring procedures as we do for on-balance sheet instruments.

Certain Performance Metrics

The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Return on Average Assets	0.26%	0.33%	0.39%
Return on Average Equity	2.94%	3.52%	3.30%
Average Equity to Average Assets	8.93%	9.33%	11.95%

Market Risk and Interest Rate Sensitivity

Overview

Market risk arises from changes in interest rates, exchange rates, commodity prices, and equity prices. We have risk management policies designed to monitor and limit exposure to market risk and we do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices. In asset and liability management activities, our policies are designed to minimize structural interest rate risk.

Interest Rate Risk Management

Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest earning assets. When interest-bearing liabilities mature or reprice more quickly than interest earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest-bearing liabilities, falling market interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareholders’ equity.

We have established what we believe to be a comprehensive interest rate risk management policy, which is administered by ALCO. The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity, or EVE, at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us. When interest rates change, actual movements in different categories of interest earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. We prepare a current base case and several alternative interest rate simulations (-400, -300, -200, -100,+100, +200, +300 and +400 basis points (bps)), at least once per quarter, and report the analysis to ALCO and our Board. We augment our interest rate shock analysis with alternative interest rate scenarios on a quarterly basis that may include ramps, parallel shifts, and a flattening or steepening of the yield curve (non-parallel shift). In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our goal is to structure the balance sheet so that net interest earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. We attempt to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing the mix of our core deposits, and by adjusting our rates to market conditions on a continuing basis.

Analysis

The following table indicates that, for periods less than one year, rate-sensitive assets exceeded rate-sensitive liabilities, resulting in a slightly asset-sensitive position. For a bank with an asset-sensitive position, otherwise refered to as a positive gap, rising interest rates would generally be expected to have a positive effect on net interest income, and falling interest rates would generally be expected to have the opposite effect.

REPRICING GAP

		After One	After Three
		Month	Months		Greater than
December 31, 2019	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$166,987	$35,221	$143,922	$346,130	$439,037	$785,167
Securities	20,145	1,663	675	22,483	7,143	29,626
Interest-bearing deposits at other financial institutions(2)	155,640	—	—	155,640	—	155,640
Federal funds sold	26,970	—	—	26,970	—	26,970
Total interest earning assets	$369,742	$36,884	$144,597	$551,223	$446,180	$997,403
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$362,034	$10,788	$48,552	$421,374	$177,944	$599,318
Time deposits	1,198	18,672	79,083	98,953	10,391	109,344
Total interest-bearing deposits	363,232	29,460	127,635	520,327	188,335	708,662
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB Advances	10,989	1,987	12,024	25,000	30,000	55,000
Other borrowed funds	—	—	—	—	—	—
Total interest-bearing liabilities	$374,221	$31,447	$139,659	$545,327	$218,335	$763,662
Period gap	$(4,479)	$5,437	$4,938	$5,896	$227,845
Cumulative gap	$(4,479)	$958	$5,896	$11,792	$239,637
Ratio of cumulative gap to total earning assets	(1.21)%	2.60%	4.08%	2.14%	53.71%
Ratio of cumulative gap to cumulative total earning assets	(0.45)%	0.10%	0.59%	1.18%	24.03%

(1)	Includes loans held for resale
(2)	Includes FRB and FHLB stock, which has been historically redeemable at par.

CASH FLOW GAP

		After One	After Three
		Month	Months		Greater than
December 31, 2019	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$18,617	$43,252	$142,991	$204,860	$580,307	$785,167
Securities	2,809	514	2,233	5,556	24,070	29,626
Interest-bearing deposits at other financial institutions(2)	155,640	—	—	155,640	—	155,640
Federal funds sold	26,970	—	—	26,970	—	26,970
Total interest earning assets	$204,036	$43,766	$145,224	$393,026	$604,377	$997,403
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$15,008	$30,016	$135,078	$180,102	$419,216	$599,318
Time deposits	1,198	18,672	79,083	98,953	10,391	109,344
Total interest-bearing deposits	16,206	48,688	214,161	279,055	429,607	708,662
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB Advances	10,989	1,987	12,024	25,000	30,000	55,000
Other borrowed funds	—	—	—	—	—	—
Total interest-bearing liabilities	$27,195	$50,675	$226,185	$304,055	$459,607	$763,662
Period gap	$176,841	$(6,909)	$(80,961)	$88,971	$144,770
Cumulative gap	$176,841	$169,932	$88,971	$177,942	$322,712
Ratio of cumulative gap to total earning assets	86.67%	388.27%	61.26%	45.27%	53.40%

(1)	Includes loans held for sale
(2)	Includes FRB and FHLB stock, which has been historically redeemable at par.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of December 31, 2019, 2018 and 2017.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
December 31, 2019	1.7%	3.9%	3.7%	(0.1)%	N/A	0.6%	1.3%	1.7%	1.9%
December 31, 2018	(9.9)%	(6.6)%	(4.7)%	(1.6)%	N/A	0.6%	0.8%	1.0%	1.2%
December 31, 2017	(11.8)%	(8.2)%	(5.6)%	(4.3)%	N/A	3.6%	7.0%	10.5%	13.9%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
December 31, 2019	(7.9)%	(4.3)%	(3.0)%	(3.9)%	N/A	3.3%	6.3%	8.8%	11.1%
December 31, 2018	(16.1)%	(12.0)%	(7.7)%	(2.7)%	N/A	1.3%	2.3%	3.1%	3.7%
December 31, 2017	(18.4)%	(13.7)%	(10.2)%	(6.2)%	N/A	5.0%	9.8%	14.7%	19.6%

Using an EVE, we analyze the risk to capital from the effects of various interest rate scenarios through a long-term discounted cash flow model. This measures the difference between the economic value of our assets and the economic value of our liabilities, which is an estimate of liquidation value. While this provides some value as a risk measurement tool, management believes net interest income at risk is more appropriate in accordance with the going concern principle.

The following table illustrates the results of our EVE analysis as of December 31, 2019, 2018 and 2017.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
December 31, 2019	6.3%	7.3%	7.6%	2.7%	N/A	(3.4)%	(8.3)%	(13.4)%	(19.2)%
December 31, 2018	(5.3)%	(0.4)%	0.7%	0.6%	N/A	(3.7)%	(8.2)%	(13.2)%	(19.0)%
December 31, 2017	(4.2)%	(0.7)%	1.8%	(0.5)%	N/A	(2.6)%	(5.0)%	(7.2)%	(9.7)%

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

We have identified the following accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate.

Allowance for Loan Losses

The allowance for loan losses provides for known and inherent losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic charges to the provision for loan losses.

The allowance for loan losses consists of specific and general reserves. Specific reserves relate to loans classified as impaired. Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans include troubled debt restructurings, and performing and nonperforming loans. Impaired loans are reviewed individually and a specific allowance is allocated, if necessary, based on evaluation of either the fair value of the collateral underlying the loan or the present value of future cash flows calculated using the loan’s existing interest rate. General reserves relate to the remainder of the loan portfolio, including overdrawn deposit accounts, and are based on evaluation of a number of factors, such as current economic conditions, the quality and composition of the loan portfolio, loss history, and other relevant factors.

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. However, the ability of borrowers to honor their contractual repayment obligations is substantially dependent on changing economic conditions. Because of the uncertainties associated with economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of loan losses in the loan portfolio and the amount of the allowance needed may change in the future. The determination of the allowance for loan losses is, in large part, based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In situations where the repayment of a loan is dependent on the value of the underlying collateral, an independent appraisal of the collateral’s current market value is customarily obtained and used in the determination of the allowance for loan loss.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. Also regulatory agencies, as an integral part of their examination process, periodically review management’s assessments of the adequacy of the allowance for loan losses. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines Level 1 valuations as those based on quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 valuations include inputs based on quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 valuations are based on at least one significant assumption not observable in the market, or significant management judgment or estimation, some of which may be internally developed.

Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, and loans held for sale.

Recent Accounting Pronouncements

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the our financial statements. Please also refer to the Notes to our consolidated financial statements included in this annual report for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on our results of operations and financial condition.

ASU 2016‑13, Financial Instruments — Credit Loses (Topic 326)

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss, or CECL, model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments). We anticipated that this ASU would be effective for us on January 1, 2021, but the FASB announced on October 16, 2019, a delay of the effective date of ASU 2016-13 for smaller reporting companies until January 1, 2023. We are in the process of evaluating and implementing changes to credit loss estimation models and related processes. Updates to business processes and the documentation of accounting policy decisions are ongoing. We may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on our consolidated financial statements has not yet been determined.

Item 7a Quantitative and Qualitative Disclosures About Market Risk

See Item 7, page 41.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Professional Holding Corp.
Coral Gables, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Holding Corp. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

Crowe LLP

We have served as the Company’s auditor since 2016.

Fort Lauderdale, Florida

March 27, 2020

PROFESSIONAL HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(Dollar amounts in thousands, except share data)

	2019	2018
ASSETS

Cash and due from banks	$21,408	$10,451
Interest-bearing deposits	150,572	54,391
Federal funds sold	26,970	22,041
Cash and cash equivalents	198,950	86,883
Securities available for sale, at fair value	28,441	19,585
Securities held to maturity (fair value 2019 – $224, 2018 – $265)	214	259
Equity securities	971	942
Loans, net of allowance of $6,548 and $5,685 as of December 31, 2019 and 2018, respectively	785,167	601,480
Federal Home Loan Bank stock, at cost	2,994	2,192
Federal Reserve Bank stock, at cost	2,074	1,472
Accrued interest receivable	2,498	1,979
Premises and equipment, net	4,307	3,349
Company owned life insurance	16,858	8,449
Deferred tax asset	1,859	1,750
Other assets	8,808	1,283
	$1,053,141	$729,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$184,211	$130,245
Money market, NOW accounts, and savings accounts	599,318	379,479
Time deposits	109,344	93,578
Total deposits	892,873	603,302
Federal Home Loan Bank advances	55,000	40,000
Official checks	6,191	1,958
Income taxes payable	—	37
Line of credit	9,999	—
Accrued interest and other liabilities	9,776	4,647
Total liabilities	973,839	649,944
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; 50,000,000 shares authorized, 5,360,262 and 5,191,700 shares issued and 5,115,262 and 5,171,700 shares outstanding as of December 31, 2019 and 2018 respectively	53	52
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, 752,184 shares issued and outstanding as of December 31, 2019 and 2018	7	7
Treasury stock, at cost	(4,155)	(220)
Additional paid-in capital	77,019	76,152
Retained earnings	6,451	4,115
Accumulated other comprehensive loss	(73)	(425)
Total stockholders’ equity	79,302	79,681
	$1,053,141	$729,625

See accompanying notes.

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended December 31, 2019 and 2018

 (Dollar amounts in thousands, except share data)

	2019	2018
Interest income
Loans, including fees	$36,021	$25,633
Taxable securities	675	614
Dividend income on restricted stock	252	215
Other	2,262	1,288
Total interest income	39,210	27,750

Interest expense
Deposits	10,072	5,104
Federal Home Loan Bank advances	1,089	733
Other borrowings	6	—
Total interest expense	11,167	5,837

Net interest income	28,043	21,913
Provision for loan losses	862	1,150
Net interest income after provision for loan losses	27,181	20,763

Non-interest income
Service charges on deposit accounts	743	283
Income from Company owned life insurance	409	288
Gain on sale of securities	8	—
Other	1,648	1,303
Total non-interest income	2,808	1,874

Non-interest expense
Salaries and employee benefits	18,521	13,538
Occupancy and equipment	2,567	1,872
Data processing	498	624
Marketing	410	430
Professional fees	1,253	693
Regulatory assessments	600	535
Other	3,148	2,170
Total non-interest expense	26,997	19,862

Income before income taxes	2,992	2,775
Income tax provision	(656)	(669)
Net income	2,336	2,106

Earnings per share:
Basic	$0.40	$0.43
Diluted	$0.40	$0.41

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	412	(299)
Tax effect	(104)	76
Other comprehensive loss, net of tax	308	(223)
Comprehensive income	$2,644	$1,883

See accompanying notes.

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

(Dollar amounts in thousands, except share data)

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total
Balance at January 1, 2018	—	$—	4,818,267	$48	$(220)	$55,957	$2,009	$(202)	$57,592
Issuance of common stock, net of Issuance cost	—	—	1,095,890	11	—	19,987	—	—	19,998
Stock Grant	—	—	3,955	—	—	72	—	—	72
Employee stock purchase plan	—	—	5,772	—	—	96	—	—	96
Net income	—	—	—	—	—	—	2,106	—	2,106
Other comprehensive loss	—	—	—	—	—	—	—	(223)	(223)
Stock based compensation	—	—	—	—	—	39	—	—	39
Balance at December 31, 2018	—	—	5,923,884	59	(220)	76,152	4,115	(425)	79,681
Issuance of common stock, net of Issuance cost	—	—	59,997	1	—	672	—	—	673
Treasury stock	—	—	(225,000)	—	(3,935)	—	—	—	(3,935)
Employee stock purchase plan	—	—	6,666	—	—	115	—	—	115
Net income	—	—	—	—	—	—	2,336	—	2,336
Other comprehensive loss	—	—	—	—	—	—	—	352	352
Stock based compensation	—	—	101,899	—	—	80	—	—	80
Balance at December 31, 2019	—	$—	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302

See accompanying notes.

PROFESSIONAL HOLDING CORP.

CONSOLIDATED SATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

(Dollar amounts in thousands, except share data)

	2019	2018
Cash flows from operating activities
Net income	$2,336	$2,106
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	862	1,150
Deferred income tax benefit	(230)	(227)
Depreciation and amortization	1,369	511
Gain on sale of securities	(8)	—
Equity fluctuation in market value	(29)	21
Net amortization of securities	546	238
Net amortization on deferred loan fees	455	(361)
Employee stock purchase plan	115	—
Stock compensation	80	39
Income from company owned life insurance	(409)	(237)
Changes in operating assets and liabilities:
Accrued interest receivable	(519)	(572)
Other assets	(478)	105
Official checks, accrued interest, interest payable and other liabilities	2,280	1,386
Net cash from operating activities	6,370	4,159

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	5,806	5,636
Proceeds from paydowns of securities held to maturity	44	55
Purchase of securities available for sale	(19,227)	—
Sale of securities available for sale	4,501	—
Loans originations, net of principal repayments	(185,004)	(136,682)
Purchase of Federal Reserve Bank stock	(602)	(345)
Purchase of Federal Home Loan Bank Stock	(802)	(783)
Purchase of company owned life insurance	(8,000)	—
Purchases of premises and equipment	(2,327)	(1,578)
Net cash used in investing activities	(205,611)	(133,697)

Cash flows from financing activities
Net increase in deposits	289,571	144,128
Proceeds from issuance of stock	673	20,169
Issuance costs of common stock	—	(2)
Purchase of treasury stock	(3,935)	—
Proceeds from Federal Home Loan Bank advances	30,000	20,000
Repayments of Federal Home Loan advances	(15,000)	(5,000)
Proceeds from line of credit	9,999	—
Net cash provided by financing activities	311,308	179,295

Increase in cash and cash equivalents	112,067	49,757

Cash and cash equivalents at beginning of year	86,883	37,126

Cash and cash equivalents at end of year	$198,950	$86,883

Supplemental cash flow information:
Cash paid during the year for interest	$11,130	$5,692
Cash paid during the year for taxes	1,017	885

Supplemental noncash disclosures:
Other comprehensive gain (loss) – change in unrealized gain (loss) on securities available for sale, net of tax	$308	$(223)
Adoption of right of use asset - lease recognition standard	5,673	—

See accompanying notes.

PROFESSIONAL HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

(Tables in thousands, except share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization and corporate reorganization: Professional Holding Corp. (the Corporation and/or the Company) is a financial holding company headquartered in Coral Gables, Florida, with one wholly owned subsidiary, Professional Bank, a Florida-chartered commercial bank (the Bank). Professional Holding Corp. was formed on January 14, 2014 and became the sole shareholder of the Bank on July 1, 2014 through the consummation of a statutory share exchange with the Bank’s then current shareholders whereby holders of the Bank’s common stock were exchanged for an equal number of shares of the Corporation’s  Class A Voting Common Stock, par value $0.01 per share. In 2017, Professional Holding Corp. had a second subsidiary, Professional Insurance Management, LLC (the Insurance Company).  The Insurance Company was formed in 2016 and its activities were not material for 2017 and 2018. In February 2018, the Holding Corp. decided to close the insurance company. The Corporation’s assets consist of cash and business activity as of December 31, 2019 and 2018 pertaining to the investment in the Bank.

Professional Bank commenced banking operations on September 8, 2008. The Bank is focused on meeting the financial service needs of individuals and businesses in South Florida. The Bank offers a full complement of commercial banking products and services. Deposit products include traditional checking, savings and money market accounts, as well as IRAs and certificates of deposit. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the FDIC). Lending products include commercial loans, residential mortgage loans, home equity lines of credit, installment loans and consumer lines of credit. The Bank is subject to regulation, examination and supervision by the Federal Reserve Bank (its primary regulator), the FDIC and the Office of Financial Regulation for the State of Florida (the OFR).

The consolidated financial statements include Professional Holding Corp. and its wholly-owned subsidiary, Professional Bank. Intercompany transactions and balances are eliminated in consolidation.

Concentration risks:    Most of the Corporation’s business activity is with customers located in South Florida. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy of Miami-Dade, Broward and Palm Beach counties.

At December 31, 2019 and 2018, a deposit from one significant customer amounted to approximately 6.2% and 3.7% of total deposits respectively.

A summary of the Corporation’s significant accounting policies is as follows:

Use of estimates: In preparing consolidated financial statements in conformity with U.S generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Flows: For purposes of the statement of cash flows, cash and cash equivalents include cash, due from bank, interest-earning deposits, and federal funds sold, all of which had origination maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and repurchase agreements.

Banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements at December 31, 2019 and 2018, was $14.9 million and $11.2 million; respectively.

Securities: Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available-for-sale securities consist of securities not classified as trading securities nor as held-to maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method.  Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity. There were no investment securities classified as trading as of December 31, 2019 and 2018.

Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through income (if any).

Loans: Loans that management has the intent and the Bank has the ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses: The allowance for loan losses, a valuation allowance for probable incurred credit losses, is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is probable.  Subsequent recoveries, if any, are credited to the allowance.

The Corporation has divided the loan portfolio into five portfolio segments and classes, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with polices set forth and approved by the Corporation’s Board of Directors.  The portfolio segments and class are the same and are identified by the Corporation as follows:

Commercial real estate: Commercial real estate loans consist of loans to finance real estate purchases, refinancing’s, expansions and improvements to commercial properties.  These loans are secured by first liens on office buildings, apartments, farms, retail and mixed-use properties, churches, warehouses and restaurants located within the market area. The Corporation’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows. Commercial real estate loans are usually larger than residential loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties.  Adverse economic conditions also affect the repayment ability to a greater extent than that of residential real estate loans.

Residential real estate: The Corporation originates mostly adjustable-rate mortgage loans for the purchase or refinance of residential properties.  These loans are collateralized by first or second mortgages on owner-occupied, second homes or investment residential properties located in the Corporation’s market area. The Corporation’s underwriting analysis includes repayment capacity and source, value of the underlying property and credit history stability.

Commercial: Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Corporation’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture.  Primarily all of the Corporation’s commercial loans are secured loans, along with a small amount of unsecured loans. The Corporation’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment.  Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing commercial loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Corporation seeks to minimize these risks through our underwriting standards.

Construction and land development: Construction loans consist of loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers.  To the extent construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions.  Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project.

Consumer and other: Consumer loans mainly consist of variable-rate and fixed-rate personal loans and lines of credit and installment loans. Most of the Corporation’s consumer loans share approximately the same level of risk as residential mortgages.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance for loan losses is also reviewed by the Board of Directors on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are considered impaired. For such loans, an allowance is established when the discounted expected future cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience (if any) adjusted for qualitative factors.

The historical loss component of the allowance is determined by a combination of losses recognized by portfolio segment over the preceding five years, if any, and if no losses were recognized, the Bank uses historical loss data from peer banks. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include changes in property values and changes in credit availability. The historical experience and/or peer bank risk factors are adjusted for qualitative factors such as economic conditions including trends in real estate sales, housing statistics, local unemployment rates, commercial and retail vacancy rates and the past due loans and default rates as well as other trends or uncertainties that could affect management’s estimate of probable incurred losses.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for each class of loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Federal Reserve Bank stock (FRB): The Corporation is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value.

Federal Home Loan Bank stock (FHLB): The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value.

Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. As of December 31, 2019 and 2018, there were no foreclosed assets.

Premises and equipment: Leasehold improvements, computer hardware and software, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of each type of asset or the length of time the Corporation expects to lease the property.

Company-owned life insurance: Company-owned life insurance is recorded at the estimated amount that can be realized under the insurance contract at the consolidated balance sheet date, which is the cash surrender value adjusted for other changes or amounts that are probable at settlement.

Transfer of financial assets: Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-balance sheet financial instruments: In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of unused lines of credit, commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Share-based compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award if conditions are met for recognition.

Income taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive income: GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net income, are components of comprehensive income.

Loss contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business (if any), are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not currently believe there are such matters that will have a material effect on the consolidated financial statements.

Dividend restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment.

Adoption of new accounting pronouncements:

ASU 2014-09: On January 1, 2018, the Company adopted ASU 2014‑9, “Revenue from Contracts with Customers,” and all the related amendments (collectively, Accounting Standards Codification “ASC” Topic 606) using the modified retrospective approach applied to all contracts in place at that date. Adoption had no material impact on the Company’s consolidated financial statements including no change to the amount or timing of revenue recognized for contracts within the scope of the new standard. Most of the company’s revenue is not with in the scope of ASU 2014‑09. The guidance explicitly excludes net interest income from financial assets and financial liabilities as well as non-interest income from loans and investment securities. Revenue recognized reflects the consideration to which we expect to be entitled in exchange for the services provided and is recognized when the promised services (performance obligations) are transferred to a customer, requiring the application of the following five-steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Activity in the scope of the new standard includes:

•

Service Charges on Deposits: Professional Bank offers a variety of deposit-related services to its customers through several delivery channels including branch offices, mobile, and internet banking. Transaction-based fees are recognized when services, each of which represents a performance obligation, are satisfied. Service fees may be assessed monthly, quarterly, or annually; however, the account agreements to which these fees relate can be canceled at any time by Professional and/or the customer. Therefore, the contract term is considered a single day (a day-to-day contract).

•

Interchange Income: Fees earned on card transactions depend upon the volume of activity, as well as the fees permitted by the payment network. Such fees are recognized by the Company upon fulfilling its performance obligation to approve the card transaction.

•

Loan servicing fees: Professional Bank from time to time services third party loans for a fee that is collected through the monthly payment received by the customer. This fee is recognized once the servicing is completed by the Bank.

ASU 2016-01: In January 2016, the FASB issued ASU No. 2016‑01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairments exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet of the accompanying Notes to the Financial Statements; and (6) clarity that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016‑01 is effective for interim and annual reporting periods beginning after December 15, 2017. The new guidance did not materially impact the Company’s Consolidated Financial Statements.

ASU 2016-02: On January 1, 2019, the Company adopted ASU 2016-02, “Leases”, and all the related amendments (collectively, Accounting Standards Codification “ASC” Topic 842) through a cumulative-effect adjustment.

The new guidance requires a lessee to recognize at the transition date right-of-use assets ("ROUA") and lease liabilities for all operating leases. Upon adoption, the Company recognized ROUAs of $5.9 million and lease liabilities of $6.2 million with no impact to equity. Operating lease liabilities are measured based on the present value of lease payments over the lease term. At the transition date, ROUA was determined by adjusting lease liabilities for the carrying balances of deferred rent under ASC Topic 840 Leases, cease-use liabilities under ASC Topic 420 Exit or Disposal Cost Obligations, and assets and liabilities recognized under ASC Topic 805 Business Combinations for acquired operating leases, which aggregated to $300 thousand.

We determine if an arrangement is a lease at the inception of a lease. ROUAs represent our right to use the underlying asset and lease liabilities represent our obligation to make lease payments for the lease term. Operating lease ROUAs and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the appropriate term and information available at commencement date in determining the present value of lease payments.

The lease term may include options to extend the lease when it is reasonably certain that we will exercise that option. ROUAs and operating lease liabilities are reported in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected certain practical expedients offered by the FASB for all classes of leased assets. As a result, the Company has not reassessed whether existing contracts are or contain leases, nor has the Company reassessed the classification of existing leases. The Company elected not to separate lease and non-lease components and instead accounts for them as a single lease component. The Company also elected to exclude short-term leases from the recognition of right-of-use assets and lease liabilities. Therefore, if the lease term is equal to or less than twelve months (including the renewal options that we are reasonably certain to exercise) and we are not reasonably certain to exercise any available purchase options in the lease, we do not apply the new lease accounting guidance for those leases. The Company elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROUAs.

New accounting standards that have not yet been adopted:

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company’s financial statements:

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)
Description

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments).

Date of Adoption	For PBEs that are non-SEC filers and for SEC filers that are considered smaller reporting companies, it is effective for January 1, 2023.
Effect on the Consolidated Financial Statements

The Company's management is in the process of evaluating and implementing changes to credit loss estimation models and related processes. Updates to business processes and the documentation of accounting policy decisions are ongoing. The company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2023.

NOTE 2 — EARNINGS PER SHARE

      Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of employee stock options during the year.

	Year Ended December 31,
	2019	2018
Basic earnings per share:
Net Income	$2,336	$2,106
Total weighted average common stock outstanding	5,851	4,910
Net income per share	$0.40	$0.43
Diluted earnings per share:
Net Income	$2,336	$2,106
Total weighted average common stock outstanding	5,851	4,910
Add: Dilutive effect of employee stock options	38	219
Total weighted average diluted stock outstanding	5,889	5,129
Net income per share	$0.40	$0.41

      For both the years ended December 31, 2019 and 2018, there were no stock options that were anti-dilutive.

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2019
Available-for-sale

Small Business Administration loan pools	$17,303	$19	$(139)	$17,183
Mortgage-backed securities	5,237	—	(52)	5,185
U.S. agency obligations	4,000	70	—	4,070
Corporate bonds	2,000	3	—	2,003
Total available-for-sale	$28,540	$92	$(191)	$28,441

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held-to-Maturity

Mortgage-backed securities	$214	$10	$—	$224
Total Held-to-Maturity	$214	$10	$—	$224

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2018	Cost	Gains	Losses	Value
Available-for-sale

Small Business Administration loan pools	$7,563	$—	$(114)	$7,449
Mortgage-backed securities	6,533	2	(227)	6,308
Corporate bonds	6,000	21	(193)	5,828
Total available-for-sale	$20,096	$23	$(534)	$19,585

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity

Mortgage-backed securities	$259	$6	$—	$265
Total Held-to-Maturity	$259	$6	$—	$265

As of December 31, 2019 and 2018, Corporate bonds are comprised primarily of investments in the financial services industry. Proceeds from the sales and calls of securities during the year ended December 31, 2019 were $5.5 million, with gross realized gains of $49 thousand, and gross realized losses of $41 thousand. There were no sales of securities for the year ended December 31, 2018.

The scheduled maturities of securities as of December 31, 2019 are as follows. The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2019
	Amortized	Fair
Available-for-sale	Cost	Value
Due in one year or less	—	—
Due after one year through five years	6,260	6,330
Due after five years through ten years	13,687	13,603
Due after ten years	3,356	3,323
Total	$23,303	$23,256

Mortgage-backed securities	$5,237	$5,185

Held-to-maturity
Mortgage-backed securities	$214	$224
Total	$214	$224

At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding at December 31, 2019 and 2018, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2019
Available-for-sale
SBA loan pools	$9,984	$(63)	$4,035	$(76)	$14,019	$(139)
Mortgage-backed	1,914	(24)	2,541	(28)	4,455	(52)
U.S. agency obligations	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale	$11,898	$(87)	$6,576	$(104)	$18,474	$(191)

December 31, 2018
Available-for-sale
SBA loan pools	$1,212	$(16)	$5,934	$(98)	$7,146	$(114)
Mortgage-backed	—	—	5,964	(227)	5,964	(227)
U.S. agency obligations	—	—	—	—	—	—
Corporate bonds	1,812	(188)	495	(5)	2,307	(193)
Total available-for-sale	$3,024	$(204)	$12,393	$(330)	$15,417	$(534)

The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019. No credit losses were recognized in operations during the years ended December 31, 2019 and 2018.

NOTE 4 — LOANS

Loans at December 31 were as follows:

	2019	2018
Commercial real estate	$270,981	$191,930
Residential real estate	342,257	311,404
Commercial	129,477	83,276
Construction and development	41,465	17,608
Consumer and other loans	8,287	3,244
	792,467	607,462
Less –
Unearned loan origination fees (costs), net	(752)	(297)
Allowance for loan losses	(6,548)	(5,685)
	$785,167	$601,480

The recorded investment in loans excludes accrued interest receivable and net deferred loan fees due to immateriality.

The bank had three loans for $2.3 million in nonaccrual as of December 31, 2019. The bank had no loans on nonaccrual as of December 31, 2018.

There are no loans past due over 90 days still accruing as of December 31, 2019 and 2018.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 and 2018 by class of loans:

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2019
Commercial real estate	$—	$2,428	$—	$—	$2,428	$268,553	$270,981
Residential real estate	304	—	—	483	787	341,470	342,257
Commercial	—	134	—	1,797	1,931	127,546	129,477
Construction and land development	—	—	—	—	—	41,465	41,465
Consumer and other	—	—	—	—	—	8,287	8,287
Total	$304	$2,562	$—	$2,280	$5,146	$787,321	$792,467

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2018
Commercial real estate	$2,478	$—	$—	$—	$2,478	$189,452	$191,930
Residential real estate	257	—	—	—	257	311,147	311,404
Commercial	1,081	—	—	—	1,081	82,195	83,276
Construction and land development	—	—	—	—	—	17,608	17,608
Consumer and other	—	—	—	—	—	3,244	3,244
Total	$3,816	$—	$—	$—	$3,816	$603,646	$607,462

At December 31, 2019, there were three residential real estate and two commercial impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) with recorded investments totaling $4.0 million with no allowance. There was one commercial loan impaired with a recorded investment of $1.1 million with $626 thousand allowance. At December 31, 2018, there were two impaired residential real estate loans with recorded investments totaling $357 thousand with no allowance. The average net investment on the impaired residential real estate and commercial loans during 2019 was $846 thousand. The residential real estate loans had $17 thousand interest income recognized which was equal to cash basis interest income.

Troubled Debt Restructurings:

The principal carrying balance of loans that specifically met the criteria for consideration as a troubled debt restructuring was $367 thousand and $357 thousand as of December 31, 2019 and December 31, 2018, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019 and December 31, 2018. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.

There were no loans modified as troubled debt restructurings during the period ending December 31, 2019 or December 31, 2018.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $500 thousand are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as substandard or special mention are reviewed quarterly by the Corporation for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded upon initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Corporation will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Corporation for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard, doubtful, or even charged-off. The Corporation uses the following definitions for risk ratings:

Pass: A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. The pass category includes the following:

Riskless: Loans that are fully secured by liquid, properly margined collateral (listed stock, bonds, or other securities; savings accounts; certificates of deposit; loans or that portion thereof which are guaranteed by the U.S. Government or agencies backed by the “full faith and credit” thereof; loans secured by properly executed letters of credit from prime financial institutions).

High Quality Risk: Loans to recognized national companies and well-seasoned companies that enjoy ready access to major capital markets or to a range of financing alternatives.  Borrower’s public debt offerings are accorded highest ratings by recognized rating agencies, e.g., Moody’s or Standard & Poor’s. Companies display sound financial conditions and consistent superior income performance. The borrower’s trends and those of the industry to which it belongs are positive.

Satisfactory Risk: Loans to borrowers, reasonably well established, that display satisfactory financial conditions, operating results and excellent future potential. Capacity to service debt is amply demonstrated. Current financial strength, while financially adequate, may be deficient in a number of respects. Normal comfort levels are achieved through a closely monitored collateral position and/or the strength of outside guarantors.

Moderate Risk: Loans to borrowers who are in non-compliance with periodic reporting requirements of the loan agreement, and any other credit file documentation deficiencies, which do not otherwise affect the borrower’s credit risk profile. This may include borrowers who fail to supply updated financial information that supports the adequacy of the primary source of repayment to service the Bank’s debt and prevents bank management to evaluate the borrower’s current debt service capacity. Existing loans will include those with consistent track record of timely loan payments, no material adverse changes to underlying collateral, and no material adverse change to guarantor(s) financial capacity, evidenced by public record searches.

Special mention: A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Corporation’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard: A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Doubtful: A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss: A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and land development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

December 31, 2018
Commercial real estate	$189,228	$2,702	$—	$—	$191,930
Residential real estate	311,013	391	—	—	311,404
Commercial	82,668	577	31	—	83,276
Construction and land development	17,608	—	—	—	17,608
Consumer	3,244	—	—	—	3,244
Total	$603,761	$3,670	$31	$—	$607,462

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2019 and 2018:

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$1,435	$1,822	$2,106	$262	$60	$5,685
Provision for loan losses	410	1,293	(871)	10	20	862
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	1	1
Total ending allowance balance	$1,845	$3,115	$1,235	$272	$81	$6,548

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$1,275	$1,590	$1,170	$452	$48	$4,535
Provision for loan losses	160	232	936	(190)	12	1,150
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,435	$1,822	$2,106	$262	$60	$5,685

				Construction
	Commercial	Residential		and Land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$626	$—	$—	$626
Collectively evaluated for impairment	1,845	3,115	609	272	81	5,922
Total ending allowance balance	$1,845	$3,115	$1,235	$272	$81	$6,548

Loans:
Loans individually evaluated for impairment	$2,428	$483	$1,797	$—	$—	$4,708
Loans collectively evaluated for impairment	268,553	341,774	127,680	41,465	8,287	787,759
Total ending loans balance	$270,981	$342,257	$129,477	$41,465	$8,287	$792,467

December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,435	1,822	2,106	262	60	5,685
Total ending allowance balance	$1,435	$1,822	$2,106	$262	$60	$5,685

Loans:
Loans individually evaluated for impairment	$—	$357	$—	$—	$—	$357
Loans collectively evaluated for impairment	191,930	311,047	83,276	17,608	3,244	607,105
Total ending loans balance	$191,930	$311,404	$83,276	$17,608	$3,244	$607,462

NOTE 6 — PREMISES AND EQUIPMENT

Company premises and equipment, net are comprised of the following:

			Estimated
			Useful
			Lives
	2019	2018	(In Years)
Furniture, fixture and equipment	$1,124	$800	5-7 years
Computer, hardware and software	1,639	1,321	3-5 years
Leasehold improvements	3,310	2,161	10-12 years
Corporate Branding	118	117	3-5 years
	6,191	4,399
Accumulated depreciation and amortization	(1,884)	(1,050)
	$4,307	$3,349

Depreciation and amortization expense was $1.4 million and $0.5 million in 2019 and 2018, respectively.

NOTE 7 — TIME DEPOSITS

Time deposits exceeding $250 thousand were approximately $62.7 million and $58.5 million at December 31, 2019 and 2018, respectively.

Scheduled maturities of time deposits at December 31, 2019 are as follows:

Year ending December 31	Amount
2020	$98,954
2021	9,625
2022	635
2023	130
2024	—
$109,344

NOTE 8 — BORROWINGS

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows:

	2019	2018
Maturities of 2019 through 2020, fixed rate at rates from 1.58% to 1.67%, averaging 1.63%	$5,000	$10,000
Maturities of 2019 through 2024, floating rate at rates from 1.86% to 2.52%, averaging 2.00%	50,000	30,000
	$55,000	$40,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $125.1 million and $88.7 million of first mortgage loans under a blanket lien arrangement at year-end 2019 and 2018. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $171.4 million at year-end 2019.

Payments over the next five years are as follows:

2020	$25,000
2021	—
2022	—
2023	—
2024	30,000

Valley National Line of Credit

On December 19, 2019, the Company entered into a new $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by all of the issued and outstanding shares of capital stock of the Company, which we have pledged as security. Outstanding principal and interest under the line of credit is payable at maturity on December 19, 2020. As of December 31, 2019, approximately $10.0 million was drawn under this line of credit, the proceeds of which were primarily used to provide additional capital to support continued growth and also to cover expenses incurred in connection with entering into the line of credit.

NOTE 9 — COMMON STOCK AND PREFERRED STOCK

The Company has Class A Voting and Class B Non-voting common stock with par values of $0.01 per share.  As of December 31, 2019 there are 50,000,000 and 10,000,000 shares authorized as Class A and Class B of which 5,115,262 and 752,184 are outstanding, respectively.  During the year ended December 31, 2019, the Company issued 54,333, 3,183, 268 and 11,562 shares of Class A voting stock at $10.00, $12.50, $17.00, and $18.25 per share with a par value of $0.01. During the year ended December 31, 2019, the Company also issued 2,910 and 96,306 shares of Class A restricted stock with fair market values of $18.25 and $19.00 per share with a par value of $0.01. During the year ended December 31, 2019, the Company repurchased 10,000 and 215,000 shares of Class A voting stock at $17.25 and $17.50 per share with a par value of $0.01.

The Company has 10,000,000 shares of undesignated and unissued preferred stock.

NOTE 10 — INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Current provision
Federal	$686	$660
State	200	236

Deferred provision
Federal	(181)	(172)
State	(49)	(55)
	$656	$669

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate is due primarily to state taxes and permanent items.

	2019	2018
Federal statutory rate times financial statement income	21.0%	21.0%
Effect of:
Tax-exempt income	—%	—%
State taxes, net of federal benefit	3.5%	4.3%
Earnings from company owned life insurance	(2.9)%	(1.8)%
Other permanent differences	0.4%	0.8%
Change in rate	1.8%	—%
Other, net	(1.9)%	(0.2)%
	21.9%	24.1%

The composition of the deferred tax assets:

	2019	2018
Deferred Tax assets:
Allowance for loan losses	$1,722	$1,463
Preopening expenses	56	70
Stock-based compensation	86	89
Deferred loan fees	184	75
Deferred rent	81	70
Unrealized loss on securities available for sale	31	144
Other	14	15
	2,174	1,926

Deferred Tax liabilities:
Property and equipment	(315)	(176)
	(315)	(176)
Net deferred tax asset	$1,859	$1,750

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized using all available evidence, both positive and negative. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2019, the Company had no amounts recorded for uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is not subject to examination by taxing authorities for years prior to 2016.

NOTE 11 — RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank grants loans to and accepts deposits from executive officers, directors, and their affiliates. The amount of related party loans at year-end 2019 and 2018 were $4.4 million and $4.5 million, respectively.

Loans to principal officers, directors and their affiliates at year-end 2019 were as follows:

	2019	2018
Balance at January 1,	$4,476	$4,660
New loans	—	—
Effect of changes in composition of related parties	—	—
Repayments	(88)	(184)
Balance at December 31,	$4,388	$4,476

Deposits from principal officers, directors and their affiliates at year-end 2019 and 2018 were $11.4 million and $10.3 million, respectively.

NOTE 12 — OTHER EMPLOYEE BENEFITS

The Corporation, through the Bank, has adopted a 401(k) benefit plan (the Plan) covering substantially all eligible employees and contains a safe harbor provision whereby all employees who initially enroll are 100% vested. The Corporation, at its discretion, matches the employees’ annual contribution up to 4% of their annual salary. The Corporation contributed approximately $357 thousand and $251 thousand to the Plan in 2019 and 2018, respectively.

NOTE 13 — FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly-liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less-liquid securities. As of December 31, 2019 and 2018, all securities available for sale were Level 2.

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate their fair value.

Loans: ASU 2016‑1, “Recognition and Measurement of Financial Assets and Financial Liabilities,” requires the Company to use the exit price notion when measuring fair value of financial instruments for disclosure purposes effective January 1, 2018. For performing loans, the fair value is based on a discounted cash flow analysis (income approach). The discounted cash flow was based on contractual maturity of the loan and market indication of rates, prepayment speeds, defaults and credit risk resulting in Level 3 classification. For non-performing loans, the fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts (asset approach) resulting in Level 3 classification. At December 31, 2019 and 2018, the fair values of loans, excluding loans held for sale, were estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification.

Securities: The fair values of securities are based on the hierarchy for measuring fair value.

Federal Home Loan Bank stock: It is not practical to determine fair value due to restrictions placed on transferability.

Federal Reserve Bank stock: It is not practical to determine fair value due to restrictions placed on transferability.

Accrued interest receivable: The carrying amounts of accrued interest approximate their fair values.

Deposits: The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits.

Federal Home Loan Bank advances: Fair values are estimated using discounted cash flow analysis based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Line of Credit: The carrying amounts  of the line of credit approximate their fair values.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements
		at December 31, 2019 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
2019	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
SBA loans pools	$17,183	$—	$17,183	$—
Mortgage backed securities	5,185	—	5,185	—
U.S. agency obligations	4,070	—	4,070	—
Corporate bonds	2,003	—	2,003	—
Total	$28,441	$—	$28,441	$—

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
2019	Value	(Level 1)	(Level 2)	(Level 3)
Equity
Mutual funds	$971	$—	$971	$—
Total	$971	$—	$971	$—

		Fair Value Measurements
		at December 31, 2018 Using:
			Significant
		Quoted Prices in	Other	significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
2018	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
SBA loans pools	$7,449	$—	$7,449	$—
Mortgage backed securities	6,308	—	6,308	—
U.S. agency obligations	—	—	—	—
Corporate bonds	5,828	—	5,828	—
Total	$19,585	$—	$19,585	$—

			Significant
		Quoted Prices in	Other	significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
2018	Value	(Level 1)	(Level 2)	(Level 3)
Equity
Mutual funds	$942	$—	$942	$—
Total	$942	$—	$942	$—

There were no securities reclassified into or out of Level 3 during the year ended December 31, 2019 and 2018.

Impaired loans: Level 3 loans consist of commercial, commercial real estate impaired loans and residential TDR's.  For these loans, evaluations may be single valuation or a combination of approaches that include comparative sales, cost or income approach.  Significant unobservable inputs are observed with these level 3 loans types, they include, appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at December 31, 2019 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2019	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	442	—	—	442	(627)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$442	$—	$—	$442	$(627)

Fair Value Measurements
at December 31, 2018 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2018	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

The table below presents the approximate carrying amount and estimated fair value of the Bank’s financial instruments (in thousands):

	2019
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$171,980	$171,980	Level 1
Federal Funds Sold	26,970	26,970	Level 1
Securities, Available for Sale	28,441	28,441	Level 2
Securities, Held to Maturity	214	224	Level 2
Securities, Equity	971	971	Level 2
Loans, net	785,167	796,924	Level 3
Federal Home Loan Bank Stock	2,994	N/A	N/A
Federal Reserve Bank Stock	2,074	N/A	N/A
Company Owned Life Insurance	16,858	16,858	Level 2
Accrued Interest Receivable	2,498	2,498	Level 1, 2 & 3

Financial Liabilities:
Deposits	892,873	883,225	Level 2
Federal Home Loan Bank Advances	55,000	54,649	Level 2
Line of Credit	9,999	9,999	Level 1
Accrued Interest Payable	373	373	Level 2

	2018
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$64,842	$64,842	Level 1
Federal Funds Sold	22,041	22,041	Level 1
Securities, Available for Sale	19,585	19,585	Level 2
Securities, Held to Maturity	259	265	Level 2
Securities, Equity	942	942	Level 2
Loans, net	601,480	606,838	Level 2
Federal Home Loan Bank Stock	2,192	N/A	N/A
Federal Reserve Bank Stock	1,472	N/A	N/A
Company Owned Life Insurance	8,449	8,449	Level 2
Accrued Interest Receivable	1,979	1,979	Level 2

Financial Liabilities:
Deposits	603,302	602,937	Level 2
Federal Home Loan Bank Advances	40,000	39,834	Level 2
Accrued Interest Payable	342	342	Level 2

NOTE 14 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2019	2018
Available lines of credit	$113,903	$106,866
Unfunded loan commitments – fixed	11,497	20,243
Unfunded loan commitments – variable	11,555	10,356
Standby letters of credit	8,103	8,670
Commercial letters of credit	1,065	1,747

NOTE 15 — DIVIDENDS

The Corporation is limited in the amount of cash dividends that it may pay. The amount of cash dividends that may be paid is based on the Corporation’s net income of the current year combined with the Bank’s retained income of the preceding two years, as defined by state banking regulations.  However, for any dividend declaration, the Corporation must consider additional factors such as the amount of current period net income, liquidity, asset quality, capital adequacy and economic conditions at the Bank. It is likely that these factors would further limit the amount of dividends which the Corporation could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

NOTE 16 — REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi- year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50% and for 2018 was 1.875%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2019, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

Actual and required capital amounts and ratios are presented below at year-end, the required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

			Required for		Well Capitalized
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Total Capital ratio
Bank	$95,662	13.6%	$56,091	8.0%	$70,114	10.0%
Corporation	86,531	12.3	56,091	8.0	N/A	N/A
Tier 1 Capital ratio
Bank	88,506	12.6	42,069	6.0	56,091	8.0
Corporation	79,375	11.3	42,069	6.0	N/A	N/A
Tier 1 Leverage ratio
Bank	88,506	8.7	40,889	4.0	51,112	5.0
Corporation	79,375	7.8	40,889	4.0	N/A	N/A
Common Equity Tier 1
Bank	88,506	12.6	31,551	4.5	45,574	6.5
Corporation	79,375	11.3	31,551	4.5	N/A	N/A

2018
Total Capital ratio
Bank	$68,427	13.4%	$40,731	8.0%	$50,914	10.0%
Corporation	86,014	16.9	40,731	8.0	N/A	N/A
Tier 1 Capital ratio
Bank	62,519	12.3	30,549	6.0	40,731	8.0
Corporation	80,107	15.7	30,549	6.0	N/A	N/A
Tier 1 Leverage ratio
Bank	62,519	8.6	29,129	4.0	36,411	5.0
Corporation	80,107	11.0	29,129	4.0	N/A	N/A
Common Equity Tier 1
Bank	62,519	12.3	22,911	4.5	33,094	6.5
Corporation	80,107	15.7	22,911	4.5	N/A	N/A

NOTE 17 — LEGAL CONTINGENCIES

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE 18 — STOCK BASED COMPENSATION

Stock Option Plan

The Corporation’s 2009 Employee Share Option Plan (the Plan, as amended in April 2012), permits the grant of share options to certain key employees and directors for up to 265,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Corporation common stock at the date of grant; those option awards have vesting periods up to three years and have a ten-year contractual term. Currently, the Corporation has a sufficient number of shares to satisfy expected share option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The expected volatility is the five year volatility of the Bank stocks in the NASDAQ OMX ABA Community Bank Index. The computation of expected life is calculated based on the simplified method.  The risk free interest rate for all periods is based upon a zero coupon U.S. Treasury bond with a similar life as the option at the time of grant.

The per share weighted-average grant-date fair value of options granted was $6.65 and $6.40 during the year ended December 31, 2019 and 2018 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2019	2018
Expected volatility	29.24%	27.49%
Risk-free interest rate	2.53%	2.59%
Expected life	7 years	7 years
Expected dividends	—	—

A summary of stock options were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Balance at January 1, 2019	222,333	$12.00
Granted	5,603	18.25
Exercised	(66,436)	10.54
Expired	(8,850)	10.35
Forfeited	(550)	16.48	—
Balance at December 31, 2019	152,100	13.03	2.81	$794
Exercisable at December 31, 2019	134,100	$12.14	2.07	$819

At December 31, 2019 and 2018, there was $60 thousand and $127 thousand of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, respectively. The cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vesting and recognized as compensation expense was approximately $59 thousand and $39 thousand for the years ended December 31, 2019 and 2018, respectively. Additionally, the 4,500 options that were exercised were converted to stock based on the December 2018 capital raise as of November 7, 2019 of $18.25 per share, for a cost of $37 thousand or the stock equivalent of 2,043 shares of Class A Common Voting Stock. Additionally, the 2,000 options that were exercised were converted to stock based on the appreciation between the exercise price of $12.50 per share and the fair market value as of December 31, 2019 of $19.00 per share, for a cost of $13 thousand or the stock equivalent of 683 shares of Class A Common Voting Stock.

During 2014, the Plan was modified with the Corporate reorganization described in Note 1 whereby the Corporation assumed the same provisions of the Plan established at the Bank in previous years. The options exchanged were equal in fair value and in terms to the original options received. No additional compensation expense was recognized as a result of the modification.

Employee Stock Purchase Plan

The Corporation’s 2014 Associate Stock Purchase Plan allows employees to purchase stock at a discounted price of fair market-value. The maximum amount of shares available under the plan is 2,000,000. The discount is 5% of fair market value with the difference recorded as compensation expense. The maximum an employee can participate is $25 thousand per calendar year. The December 31, 2019 fair value of the stock was determined based on the price of the most recent common stock offering ($18.25 per share).

Stock Appreciation Rights

The Corporation’s 2012 Stock Appreciation Rights Plan (SARs, as amended in 2014) is a grant awarded to selected employees and directors in recognition of their current and future contributions to the Corporation. A SAR unit provides the employee or director a “right” to the future appreciation of value in a share of common stock of the Corporation. The SAR unit is awarded at the then fair market value of the stock share as of the date of the grant (base price). As the stock appreciates in value, the difference between the base price and the fair market value is the potential benefit to the employee after it vests. Unlike a stock option, the employee is not required to pay any amount to exercise the SAR as the net amount of the increase in the stock value is paid (either in cash or stock) at the payment date after vesting occurs.

The SAR unit becomes vested at the earlier of: (i) five years of continuous service with the Corporation from the date of the grant; (ii) upon a liquidity event of the Corporation; and (iii) death or disability. Units granted under the SAR agreements have a base price ranging from $11.50 to $18.25 per common stock as of December 31, 2019. Total available units under the SAR program amount to 1.2 million as of December 31, 2019.

Total SARs granted were 10,000 and 243,000 in 2019 and 2018, respectively. There were no SARs exercised or forfeited for the year ended December 31, 2019. There were no SARs exercised and there were 22,000 SARs forfeited for the year ended December 31, 2018. As of December 31, 2019, the company determined that a payout to employees under the SAR plan is unlikely and therefore no accrual has been made. Total SARs outstanding as of December 31, 2019 were 954,500.

Restricted Stock

An award of restricted stock involves the immediate transfer by the Company to the participant of a specific number of shares of our Class A Common Stock, which are subject to a risk of forfeiture and a restriction on transferability. This restriction will lapse following a stated period of time. The participant does not pay for the restricted stock and has all of the rights of a holder of a share of our Class A Common Stock (except for the restriction on transferability), including the right to vote and receive dividends unless otherwise determined by the Compensation Committee and set forth in the award agreement.

The Company has limited the aggregate number of shares of our Class A Common Stock to be awarded under the 2019 Equity Incentive Plan as restricted stock to 300,000 shares.The Company has granted 99,216 shares of restricted stock at a weighted average exercise price of $18.98 to employees under the 2019 Equity Incentive Plan as of December 31, 2019, for which the Company did not receive, nor will it receive, any monetary consideration. Therefore there were 200,784 resticted shares available to be issued at December 31, 2019. As of December 31, 2019 there was approximately $1.8 million in unrecognized compensation expense in regards to restricted stock that will be recognized over a three year period.

NOTE 19 — LEASES

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company leases certain properties and equipment under operating leases that resulted in the recognition of ROU Lease Assets of $5,673 and Lease Liabilities of $6,025 on the Company’s Condensed Consolidated Balance Sheets as of January 1, 2019.

ASC 842 was effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the adoption date of January 1, 2019 for ASC 842.  As such, all periods presented after January 1, 2019 are under ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting of ASC 840.  Financial information was not updated and the disclosures required under ASC 842 was not provided for dates and periods before January 1, 2019.

ASC 842 provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients,’ which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception.  The practical expedient pertaining to land easements is not applicable to the Company.

ASC 842 also requires certain accounting elections for ongoing application of ASC 842.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses. However, since these non-lease items are subject to change, they are treated and disclosed as variable payments in the quantitative disclosures below.  Consequently, ASC 842’s changed guidance on contract components will not significantly affect our financial reporting. Similarly, ASC 842’s narrowed definition of initial direct costs will not significantly affect financial reporting.

Lessee Leases

The majority of the Company’s lessee leases are operating leases and consist of leased real estate for branches and operations centers. Options to extend and renew leases are generally exercised under normal circumstances. Advance notification is required prior to termination, and any noticing period is often limited to the months prior to renewal. Variable payments generally consist of common area maintenance and taxes.  Rent escalations are generally specified by a payment schedule or are subject to a defined formula. The Company also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses. Generally, leases do not include guaranteed residual values, but instead typically specify that the leased premises are to be returned in satisfactory condition with the Company liable for damages.

For operating leases, the lease liability and ROU asset (before adjustments) are recorded at the present value of future lease payments. ASC 842 requires the use of the lease interest rate; however, this rate is typically not known. As an alternative, ASC 842 permits the use of an entity’s fully secured incremental borrowing rate. The Company is electing to utilize the FHLB Atlanta Fixed Rate Advance index, as it is the most actively used institution-specific collateralized borrowing source available to the Company.

Lease cost for the year ended December 31, 2019 consists of:

Year Ended
December 31, 2019
Operating Lease and Interest Cost	$1,007
Variable Lease Cost	379
Total Lease Cost	$1,386

The following table provides supplemental information related to leases for the year ended December 31, 2019:

Year Ended
December 31, 2019
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,007
Operating Lease - Operating Cash Flows (Liability Reduction)	$699
New ROU Assets - Operating Leases	$—
Weighted Average Lease Term (Years) - Operating Leases	6.91
Weighted Average Discount Rate - Operating Leases	3.27%

      A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total  operating lease liabilities as of December 31, 2019 is as follows:

Year Ended
December 31, 2019
Operating lease payments due:
Within one year	$1,057
After one but within two years	1,067
After two but within three years	1,088
After three but within four years	1,121
After four years but within five years	989
After five years	2,062
Total undiscounted cash flows	7,384
Discount on cash flows	(1,012)
Total operating lease liabilities	$6,372

Lessor Leases

      ASC 842 also impacted lessor accounting. Substantially, all the Company’s lessor leases are related to unused real estate office space owned by the Company. Most have defined terms, though some leases have gone month-to-month once the initial term has passed. The impact of subleases is not material. Income from operating leases are reported within Occupancy Expense as an offset to Non-interest Expense in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Currently the Company does not have any lessor leases (formerly known as capital leases) to report on its financials.

NOTE 20 — PROFESSIONAL HOLDING CORP. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

Balance Sheets

(In thousands)	2019	2018
Assets
Cash	$305	$17,798
Investment in subsidiaries	88,431	62,087
Other assets	676	—
	$89,412	$79,885
Liabilities and Shareholders’ Equity
Line of credit	9,999	—
Other liabilities	111	204
Shareholders’ equity	79,302	79,681
	$89,412	$79,885

Statements of Income (Loss)

(In thousands)	2019	2018
Income	$—	$—
Interest Expenses	7	—
Non-interest expenses	1,094	897
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$(1,101)	$(897)
Income tax provision (benefit)	—	—
Income (loss) before equity in undistributed income of subsidiaries	(1,101)	(897)
Equity in undistributed income of subsidiaries	3,437	3,003
Net Income	$2,336	2,106

Statement of Cash Flows

(In thousands)	2019	2018
Cash flows from operating activities
Adjustments to reconcile net income to net cash from operating activities:
Net income (loss)	$2,336	$2,106
Equity in undistributed income of subsidiaries	(3,437)	(3,003)
Net (increase) decrease in other assets	(676)	50
Net increase (decrease) in other liabilities	(93)	200
Net cash used in operating activities	(1,870)	(647)

Cash flows from investing activities
Investment in subsidiaries	(22,555)	(14,986)
Net cash used in investing activities	(22,555)	(14,986)

Cash flows from financing activities
Issuance of common stock, net of related expense	673	19,998
Stock based employment benefit plans	195	168
Proceeds from line of credit	9,999	—
Purchase of treasury stock	(3,935)	—
Net cash provided by financing activities	6,932	20,166

Increase in cash and cash equivalents	(17,493)	4,533
Cash and cash equivalents at beginning of year	17,798	13,265
Cash and cash equivalents at end of year	$305	$17,798
Supplemental cash flow information:
Cash paid during the year for taxes	$1,017	$1,005

NOTE 21 — SUBSEQUENT EVENTS

On February 11, 2020, the Company announced the closing of its initial public offering (“IPO”) of 3,565,000 shares of its Class A Common Stock, which included an additional 465,000 shares in connection with the exercise in full of the underwriters’ option to purchase additional shares. The closing of the IPO resulted in total net proceeds to the Company of approximately $61.3 million, after deducting an underwriting discount of 7%, before expenses. The IPO price of the Class A Common Stock was $18.50 per share. Additionally, the Company’s Class A Common Stock now trades on the Nasdaq Global Select Market under the trading symbol “PFHD” as of February 7, 2020.

On December 19, 2019, the Company entered into a new $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by all of the issued and outstanding shares of capital stock of the Company, which we have pledged as security. Outstanding principal and interest under the line of credit is payable at maturity on December 19, 2020. As of December 31, 2019, approximately $10.0 million was drawn under this line of credit, the proceeds of which were primarily used to provide additional capital to support continued growth and also to cover expenses incurred in connection with entering into the line of credit. On February 12, 2020 the Company used a portion of the net proceeds from the IPO to repay all of the outstanding principal and accrued interest under the line of credit with Valley National Bank, N.A.

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in world financial markets.  Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which it serves.  The majority of staff is working via remote access and the Company has enhanced awareness of its digital banking offerings.  The Company’s branches have adjusted office hours and taken steps to limit foot traffic to protect its clients and employees.  The Company has also increased oversight and analysis of credits in vulnerable industries such as hotels and hospitality in an attempt to improve loan performance and reduce credit risk.  Given the fluidity of the situation, management cannot estimate the long term impact of novel coronavirus COVID-19 at this time.

During the period January 1, 2020 through March 16, 2020 the Company purchased approximately $35.7 million in securities classified as available for sale with a portion of the net proceeds from the IPO.

On March 26, 2020, pursuant to the terms of the August 9, 2019, Agreement and Plan of Merger, or Merger Agreement, between the Company and Marquis Bancorp. (MBI) and its wholly owned subsidiary, Marquis Bank, MBI merged with and into Professional Holding Corp. Under the terms of the Merger Agreement on March 26, 2020, 100% of the MBI stock was converted into Professional Holding Corp. stock. As set forth in the Merger Agreement each share of MBI common stock issued and outstanding immediately prior to closing was converted into 1.2048 shares of Professional Holding Corp. Class A common stock, subject to cash in lieu of fractional shares. At the closing of the merger the Company issued approximately 4,227,816 shares of our Class A Common Stock.  No MBI shareholders exercised appraisal rights. In addition, all stock options of MBI granted and outstanding on the closing date of the merger were converted into an option to purchase shares of our Class A Common Stock based on the exchange ratio. As of December 31, 2019, Marquis Bancorp. had total assets of $646 million (unaudited), total loans of $543 million (unaudited), and total deposits of $526 million (unaudited).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9a.  Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the prinicipal executive officer and prinical financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our principal executive officer and principal accounting officer (the “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and instances of fraud.  Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to the costs.  Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedurescan probide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any.  The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future considerations.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over finaical reporting or an attestation report of our independent registered public accounting firm due to a transition period esabled by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The informations call for by this Item is set forth in the 2020 Proxy Statement, incorporated herein by reference.

Item 11. Executive Compensation

The informations call for by this Item is set forth in the 2020 Proxy Statement, incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The informations call for by this Item is set forth in the 2020 Proxy Statement, incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The informations call for by this Item is set forth in the 2020 Proxy Statement, incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The informations call for by this Item is set forth in the 2020 Proxy Statement, incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:
i)	Report of Independent Registered Public Accounting Firm
ii)	Consolidated Statement of Income for the years ended December 31, 2019 and 2018
iii)	Consolidated Balance Sheet at December 31, 2019 and 2018
iv)	Consolidated Statement of Changes in Shareholder Equity for the years ended December 31, 2019 and 2018
v)	Consolidated Statement of Cash Flows for the years ended December 31, 2019 and 2018
vi)	Notes to Consolidated Financial Statements
(2)	Schedules: None.
(3)	Index to Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger by and between Professional Holding Corp. and Marquis Bancorp, Inc., dated as of August 9, 2019 (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

3.1	Articles of Incorporation of Professional Holding Corp. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).
3.2

Articles of Amendment to Articles of Incorporation of Professional Holding Corp., effective as of April 19, 2019 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

3.3

Amended and Restated Bylaws of Professional Holding Corp., effective as of August 23, 2019 2019 (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

4.1**	Description of Company’s Common Stock.
10.1

Employment Agreement among Professional Holding Corp., Professional Bank and Daniel R. Sheehan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.2

Employment Agreement among Professional Holding Corp., Professional Bank and Abel L. Iglesias Sheehan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.3

Employment Agreement among Professional Holding Corp., Professional Bank and Mary Usategui Sheehan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.4

Employment Agreement among Professional Holding Corp., Professional Bank and Ryan Gorney Sheehan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.5

Professional Holding Corp. 2012 Share Appreciation Rights Plan Sheehan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.6

Professional Holding Corp. 2014 Associate Stock Purchase Plan Sheehan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.7

Professional Holding Corp. 2014 Share Appreciation Rights Plan Sheehan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.8

Professional Holding Corp.  Amendment No. 1 to 2014 Share Appreciation Rights Plan  Sheehan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.9

Professional Holding Corp.  Amendment No. 2 to 2014 Share Appreciation Rights Plan  Sheehan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.10

Professional Holding Corp. Form of Unit Agreement for 2014 Share Appreciation Rights Plan Sheehan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.11

Professional Holding Corp. 2016 Amended and Restated Stock Option Plan Sheehan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.12

Professional Holding Corp. 2019 Equity Incentive Plan Sheehan (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.13

Form of Restricted Stock Award Agreement for Professional Holding Corp. 2019 Equity Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.14	Form of Indemnification Agreement (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).
10.15	Form of Stock Purchase Agreement (2017 Private Offering) (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).
10.16	Form of Subscription Agreement (2018 Private Offering) (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).
10.17

Letter Agreement between the Professional Holding Corp. and BayBoston Capital L.P., dated as of April 1, 2015 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.18

Amendment to Letter Agreement Dated April 1, 2015 between the Company and BayBoston Capital L.P., dated as of February 17, 2017 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.19

Letter Agreement between the Professional Holding Corp. and EJF Sidecar Fund, Series LLC — Series E, dated as of February 17, 2017 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.20

Letter Agreement between the Professional Holding Corp. and BayBoston Capital L.P., dated as of February 17, 2017 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.21

Form of Letter Agreement between the Professional Holding Corp. and each of Mendon Capital QP LP, Mendon Capital Master Fund LP, and Iron Road Multi Strategy Fund LP (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.22

Registration Rights Agreement between the Professional Holding Corp. and EJF Sidecar Fund, Series LLC — Series E, dated as of February 17, 2017 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.23

Registration Rights Agreement between the Professional Holding Corp. and BayBoston Capital L.P., dated as of February 17, 2017 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.24

Form of Registration Rights Agreement between the Professional Holding Corp. and each of Mendon Capital QP LP, Mendon Capital Master Fund LP, and Iron Road Multi Strategy Fund LP (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.25

Form of Voting Agreement between Professional Holding Corp. and each of our directors (except Anton V. Schutz) and Mendon Capital QP LP, Mendon Capital Master Fund LP, and Iron Road Multi Strategy Fund LP (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.26

Loan Agreement between Professional Holding Corp. and Valley National Bank, N.A., dated as of December 19, 2019 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

21.1	Subsidiaries of the Professional Holding Corp. (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).
31.1**	Certification of the CEO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of the CAO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the CEO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the CFO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed as exhibits with this Report on Form 10-K.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2020.

PROFESSIONAL HOLDING CORP.

By:	/s/Daniel R.Sheehan
Daniel R. Sheehan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Daniel R.Sheehan	Chairman and Chief Executive Officer	March 30, 2020
Daniel R. Sheehan	(Principal Executive Officer)

/s/ Mary Usategui	Chief Financial Officer	March 30, 2020
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rolando DiGasbarro	Director	March 30, 2020
Rolando DiGasbarro

/s/ Carlos M.Garcia	Director	March 30, 2020
Carlos M. Garcia

/s/ Jon L. Gorney	Director	March 30, 2020
Jon L. Gorney

/s/ Abel L. Iglesias	Director	March 30, 2020
Abel L. Iglesias

/s/ Herbert Martens, Jr	Director	March 30, 2020
Herbert Martens, Jr.

/s/ Lawrence Schimmel	Director	March 30, 2020
Dr. Lawrence Schimmel, M.D.

/s/ Anton V. Schutz	Director	March 30, 2020
Anton V. Schutz