Form 10-Q
period 2020-03-31
Professional Holding Corp.
filed 2020-05-15
CIK 1630856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2020	number 001‑39215

Professional Holding Corp.

(Exact name of Registrant as specified in its charter)

Florida	46‑5144312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

396 Alhambra Circle, Suite 255

Coral Gables, FL 33134 (786) 483‑1757

(Address, including zip code, and telephone number, including area code, of Registrant’s  principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A Common Stock	PFHD	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

Number of shares of common stock outstanding as of May 12, 2020: 13,393,255

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PROFESSIONAL HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$37,694	$21,408
Interest-bearing deposits	85,931	150,572
Federal funds sold	30,533	26,970
Cash and cash equivalents	154,158	198,950
Securities available for sale, at fair value	97,630	28,441
Securities held to maturity (fair value March 31, 2020 – $1,686, December 31, 2019 – $224)	1,661	214
Equity securities	992	971
Loans, net of allowance of $7,393 and $6,548 as of March 31, 2020 and December 31, 2019, respectively	1,343,066	785,167
Federal Home Loan Bank stock, at cost	4,504	2,994
Federal Reserve Bank stock, at cost	2,375	2,074
Accrued interest receivable	4,408	2,498
Premises and equipment, net	5,578	4,307
Bank owned life insurance	16,987	16,858
Deferred tax asset	6,923	1,859
Goodwill	14,897	—
Core deposit intangibles	3,964	—
Other assets	14,939	8,808
	$1,672,082	$1,053,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$351,095	$184,211
Demand – interest bearing	735,109	599,318
Time deposits	286,137	109,344
Total deposits	1,372,341	892,873
Federal Home Loan Bank advances	70,103	55,000
Subordinated debt	9,920	—
Official checks	4,228	6,191
Line of credit	—	9,999
Accrued interest and other liabilities	14,636	9,776
Total liabilities	1,471,228	973,839
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 13,915,762 and outstanding 13,537,565 shares as of March 31, 2020 and authorized 50,000,000 shares, issued 5,360,262 and outstanding 5,115,262 shares at December 31, 2019	131	53
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, 752,184 shares issued and outstanding at March 31, 2020 and December 31, 2019	7	7
Treasury stock, at cost	(6,257)	(4,155)
Additional paid-in capital	201,670	77,019
Retained earnings	5,134	6,451
Accumulated other comprehensive gain (loss)	169	(73)
Total stockholders’ equity	200,854	79,302
	$1,672,082	$1,053,141

PROFESSIONAL HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income
Loans, including fees	$10,015	$8,075
Taxable securities	222	171
Dividend income on restricted stock	79	57
Other	704	469
Total interest income	11,020	8,772

Interest expense
Deposits	2,626	2,013
Federal Home Loan Bank advances	278	238
Other borrowings	55	—
Total interest expense	2,959	2,251

Net interest income	8,061	6,521
Provision for loan losses	845	(113)
Net interest income after provision for loan losses	7,216	6,634

Non-interest income
Service charges on deposit accounts	222	76
Income from Bank owned life insurance	129	57
Gain on sale of securities	4	—
Other	501	227
Total non-interest income	856	360

Non-interest expense
Salaries and employee benefits	5,263	4,314
Occupancy and equipment	774	521
Data processing	176	162
Marketing	137	139
Professional fees	355	275
Acquisition expenses	1,663	—
Regulatory assessments	214	162
Other	904	937
Total non-interest expense	9,486	6,510

Income (loss) before income taxes	(1,414)	484
Income tax provision (benefit)	(97)	129
Net income (loss)	(1,317)	355

Earnings (loss) per share:
Basic	$(0.14)	$0.06
Diluted	$(0.14)	$0.06

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	324	268
Tax effect	(82)	(68)
Other comprehensive gain (loss), net of tax	242	200
Comprehensive income (loss)	$(1,075)	$555

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollar amounts in thousands, except per share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	5,923,884	$59	$(220)	$76,152	$4,115	$(425)	$79,681
Issuance of common stock, net of Issuance cost	3,103	—	—	55	—	—	55
Treasury stock	(10,000)	—	(173)	—	—	—	(173)
Employee stock purchase plan	—	—	—	29	—	—	29
Net income	—	—	—	—	355	—	355
Other comprehensive gain	—	—	—	—	—	200	200
Stock based compensation	—	—	—	8	—	—	8
Balance at March 31, 2019	5,916,987	59	(393)	76,244	4,470	(225)	80,155

Balance at December 31, 2019	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302
Issuance of common stock, net of Issuance cost	3,575,500	36	—	59,771	—	—	59,807
Treasury stock	(133,197)	—	(2,102)	(4)	—	—	(2,106)
Marquis Bancorp (MBI) acquisition	4,227,816	42	—	64,657	—	—	64,699
Employee stock purchase plan	—	—	—	31	—	—	31
Net loss	—	—	—	—	(1,317)	—	(1,317)
Other comprehensive gain	—	—	—	—	—	242	242
Stock based compensation	—	—	—	196	—	—	196
Balance at March 31, 2020	13,537,565	$138	$(6,257)	$201,670	$5,134	$169	$200,854

PROFESSIONAL HOLDING CORP.

CONSOLIDATED SATEMENTS OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(1,317)	$355
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	845	(113)
Deferred income tax benefit	(209)	(8)
Depreciation and amortization	245	131
Gain on sale of securities	(4)	—
Equity unrealized change in market value	(21)	(12)
Net amortization of securities	(1,049)	(156)
Net amortization of deferred loan fees	251	48
Employee stock purchase plan	31	29
Stock compensation	196	8
Income from bank owned life insurance	(129)	(57)
Changes in operating assets and liabilities:
Accrued interest receivable	(385)	(287)
Other assets	4,820	(241)
Official checks, accrued interest, interest payable and other liabilities	(12,982)	(2,403)
Net cash used in operating activities	(9,708)	(2,706)

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	3,768	1,370
Proceeds from paydowns of securities held to maturity	32	10
Purchase of securities available for sale	(46,615)	(10,309)
Sale of securities available for sale	1,759	—
Loans originations, net of principal repayments	(38,389)	(43,710)
Purchase of Federal Reserve Bank stock	(301)	—
Purchase of Federal Home Loan Bank Stock	(1,510)	(165)
Purchases of premises and equipment	(692)	(474)
Proceeds from acquisition	26,860	—
Net cash used in investing activities	(55,088)	(53,278)

Cash flows from financing activities
Net increase (decrease) in deposits	(17,698)	99,057
Proceeds from issuance of stock, net of issuance costs	59,807	55
Purchase of treasury stock	(2,106)	(173)
Proceeds from Federal Home Loan Bank advances	10,000	10,000
Repayments of Federal Home Loan advances	(20,000)	(10,000)
Repayment of line of credit	(9,999)	—
Net cash provided by financing activities	20,004	98,939

Increase in cash and cash equivalents	(44,792)	42,955

Cash and cash equivalents at beginning of year	198,950	86,883

Cash and cash equivalents at end of year	$154,158	$129,838

Supplemental cash flow information:
Cash paid during the year for interest	$2,712	$2,183
Cash paid during the year for taxes	—	291

Supplemental noncash disclosures:
Other comprehensive gain (loss) – change in unrealized gain (loss) on securities available for sale, net of tax	$242	$200
Lease liabilities arising from obtaining right of use assets	1,620	5,673
Total asset acquired	589,205	—
Total liabilities assumed	539,403	—

PROFESSIONAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tables in thousands, except share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Professional Holding Corp. and its subsidiary, Professional Bank (the “Bank” and collectively with Professional Holding Corp., the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

New accounting standards that have not yet been adopted:

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company’s financial statements:

ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326)
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

Date of Adoption	For PBEs that are non-SEC filers and for SEC filers that are considered smaller reporting companies, it is effective for January 1, 2023. Early adoption is still permitted.
Effect on the Consolidated Financial Statements

The Company’s management is in the process of evaluating and implementing changes to credit loss estimation models and related processes. Updates to business processes and the documentation of accounting policy decisions are ongoing. The Company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company’s consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2023.

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

	Three Months Ended March 31,
	2020	2019
Basic earnings per share:
Net Income(loss)	$(1,317)	$355
Total weighted average common stock outstanding	9,618	5,922
Net income(loss) per share	$(0.14)	$0.06
Diluted earnings per share:
Net Income	$(1,317)	$355.00

Total weighted average common stock outstanding	9,618	5,922
Add: Dilutive effect of employee stock options	—	195
Total weighted average diluted stock outstanding	9,618	6,117
Net income per share	$(0.14)	$0.06

For the three months ended March 31, 2020, there were 560 stock options that were anti-dilutive and for the three months ended March 31, 2019, there were no stock options that were anti-dilutive.

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2020	Cost	Gains	Losses	Fair Value

Available-for-sale
Small Business Administration loan pools	$34,416	$26	$(227)	$34,215
Mortgage-backed securities	38,499	396	(52)	38,843
U.S. agency obligations	11,063	153	(11)	11,205
Community Development District bonds	9,350	38	(29)	9,359
Municipals	1,073	1	(6)	1,068
Corporate bonds	3,004	1	(65)	2,940
Total available-for-sale	$97,405	$615	$(390)	$97,630

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held-to-Maturity
Mortgage-backed securities	$461	$19	$—	$480
US Treasury	200	4	—	204
Foreign Bonds	1,000	2	—	1,002
Total Held-to-Maturity	$1,661	$25	$—	$1,686

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale
Small Business Administration loan pools	$17,303	$19	$(139)	$17,183
Mortgage-backed securities	5,237	—	(52)	5,185
U.S. agency obligations	4,000	70	—	4,070
Corporate bonds	2,000	3	—	2,003
Total available-for-sale	$28,540	$92	$(191)	$28,441

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity
Mortgage-backed securities	$214	$10	$—	$224
Total Held-to-Maturity	$214	$10	$—	$224

As of March 31, 2020, and December 31, 2019, Corporate bonds are comprised of investments in the financial services industry. During the three months ended March 31, 2020 the net investment portfolio increased by $70.7 million as a result of purchases and acquisitions. Proceeds from the sales and calls of securities during the three months ended March 31, 2020 were $7.7 million, with gross realized gains of $4 thousand. There were no sales and calls of securities during the three months ended March 31, 2019.

The scheduled maturities of securities as of March 31, 2020 are as follows. The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2020
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$3,523	$3,521
Due after one year through five years	18,972	19,079
Due after five years through ten years	1,995	1,972
Due after ten years	—	—
Total	$24,490	$24,572

SBA loan pools	$34,416	$34,215
Mortgage-backed securities	38,499	38,843
Total	$72,915	$73,058

Held-to-maturity
Due after one year through five years	$1,201	$1,206
Total	$1,201	$1,206

Mortgage-backed securities	$460	$480
Total	$1,661	$1,686

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding at March 31, 2020 and December 31, 2019, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2020
Available-for-sale
Small Business Administration loan pools	$23,213	$(159)	$4,451	$(68)	$27,664	$(227)
Mortgage-backed securities	6,939	(52)	—	—	6,939	(52)
U.S. agency obligations	7,047	(11)	—	—	7,047	(11)
Community Development District bonds	3,548	(29)	—	—	3,548	(29)
Municipals	530	(6)	—	—	530	(6)
Corporate bonds	2,940	(65)	—	—	2,940	(65)
Total available-for-sale	$44,217	$(322)	$4,451	$(68)	$48,668	$(390)

December 31, 2019
Available-for-sale
SBA loan pools	$9,984	$(63)	$4,035	$(76)	$14,019	$(139)
Mortgage-backed	1,914	(24)	2,541	(28)	4,455	(52)
U.S. agency obligations	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale	$11,898	$(87)	$6,576	$(104)	$18,474	$(191)

The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Because the decline in fair value is attributable to changes in interest rates and not credit quality, since we do not have any securities in an OTTI position, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020. No credit losses were recognized in operations during the three months ended March 31, 2020 or during 2019.

NOTE 4 — LOANS

Loans at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Commercial real estate	$699,657	$270,981
Residential real estate	373,129	342,257
Commercial	197,659	129,477
Construction and development	66,915	41,465
Consumer and other loans	13,870	8,287
	1,351,230	792,467
Less –
Unearned loan origination fees (costs), net	(771)	(752)
Allowance for loan losses	(7,393)	(6,548)
	$1,343,066	$785,167

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The bank had three loans totaling $1.6 million on nonaccrual as of March 31, 2020. One of the loans has a balance of $110 thousand and a specific fair value adjustment for the full amount. The bank had three loans totaling $2.3 million in nonaccrual as of December 31, 2019.

There is one loan with a balance of $2.5 million at 90 days past due still accruing as of March 31, 2020 and no loans over 90 days past due and accruing as of December 31, 2019.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans:

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
March 31, 2020
Commercial real estate	$889	$2,717	$—	$—	$3,606	$696,051	$699,657
Residential real estate	2,598	—	2,479	483	5,560	367,569	373,129
Commercial	1,235	—	—	1,069	2,304	195,355	197,659
Construction and land development	—	—	—	—	—	66,915	66,915
Consumer and other	—	—	—	—	—	13,870	13,870
Total	$4,722	$2,717	$2,479	$1,552	$11,470	$1,339,760	$1,351,230

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2019
Commercial real estate	$—	$2,428	$—	$—	$2,428	$268,553	$270,981
Residential real estate	304	—	—	483	787	341,470	342,257
Commercial	—	134	—	1,797	1,931	127,546	129,477
Construction and land development	—	—	—	—	—	41,465	41,465
Consumer and other	—	—	—	—	—	8,287	8,287
Total	$304	$2,562	$—	$2,280	$5,146	$787,321	$792,467

At March 31, 2020, there were six impaired loans with recorded investments totaling $4.4 million. One of these loans has a recorded investment of $110 thousand with a specific fair value adjustment of the same amount. There was another impaired loan with a recorded investment of $1.1 million with an allowance of $624 thousand. At December 31, 2019, there were three residential real estate and two commercial impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) with recorded investments totaling $4.0 million with no allowance. There was one commercial loan impaired with a recorded investment of $1.1 million with  a $626 thousand allowance. The average net investment on the impaired residential real estate and commercial loans during 2019 was $846 thousand. The residential real estate loans had $17 thousand interest income recognized which was equal to cash basis interest income.

Troubled Debt Restructurings:

The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings were $338 thousand and $367 thousand as of March 31, 2020 and December 31, 2019, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2020 and December 31, 2019. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $0.5 million are reviewed at least annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as substandard or special mention are reviewed quarterly by the Corporation for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded upon initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Corporation will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit-worthiness of the borrower; or (c) the customer contacts the Corporation for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard, doubtful, or even charged-off. The Corporation uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2020
Commercial real estate	$695,111	$2,133	$2,413	$—	$699,657
Residential real estate	372,211	435	483	—	373,129
Commercial	196,182	408	1,069	—	197,659
Construction and land development	66,915	—	—	—	66,915
Consumer	13,870	—	—	—	13,870
Total	$1,344,289	$2,976	$3,965	$—	$1,351,230

December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and land development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	March 31, 2020
Commercial real estate	$714
Residential real estate	—
Commercial	783
Construction and development	2,549
Consumer and other loans	—
Carrying amount	$4,046

Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	2020
Balance at January 1	$—
New loans purchased	(418)
Accretion of income	—
Reclassifications from nonaccretable difference	—
Disposals	—
Balance at March 31	$(418)

For those purchased credit impaired loans disclosed above, no allowances for loan losses were reversed through the three months ended March 31, 2020.

The credit fair value adjustment on purchased credit impairment (“PCI”) loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan. PCI loans purchased during the first quarter of 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	March 26, 2020
Contractually required principal and interest by loan type
Commercial real estate	$432
Residential real estate	618
Commercial	2,436
Construction and development	5,851
Consumer and other loans	-
Total	$9,337
Contractual cash flows not expected to be collected (nonaccretable discount)
Commercial real estate	$85
Residential real estate	153
Commercial	1,622
Construction and development	3,013
Consumer and other loans	-
Total	$4,873

Expected cash flows	$4,464
Interest component of expected cash flows (accretable discount)	(418)
Fair value of PCI loans accounted for under ASC 310-30	$4,046

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the three month period ended March 31, 2020 and 2019:

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
March 31, 2020
Allowance for loan losses:
Beginning balance	$1,845	$3,115	$1,235	$272	$81	$6,548
Provision for loan losses	816	144	(272)	179	(22)	845
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$2,661	$3,259	$963	$451	$59	$7,393

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
March 31, 2019
Allowance for loan losses:
Beginning balance	$1,435	$1,822	$2,106	$262	$60	$5,685
Provision for loan losses	(349)	722	(579)	82	11	(113)
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,086	$2,544	$1,527	$344	$71	$5,572

				Construction
	Commercial	Residential		and Land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
March 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$624	$—	$—	$624
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	2,661	3,259	339	451	59	6,769
Total ending allowance balance	$2,661	$3,259	$963	$451	$59	$7,393

Loans:
Loans individually evaluated for impairment	$2,413	$483	$1,069	$—	$—	$3,965
Loans collectively evaluated for impairment	697,244	372,646	196,590	66,915	13,870	1,347,265
Total ending loans balance	$699,657	$373,129	$197,659	$66,915	$13,870	$1,351,230

December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$626	$—	$—	$626
Collectively evaluated for impairment	1,845	3,115	609	272	81	5,922
Total ending allowance balance	$1,845	$3,115	$1,235	$272	$81	$6,548

Loans:
Loans individually evaluated for impairment	$2,428	$483	$1,797	$—	$—	$4,708
Loans collectively evaluated for impairment	268,553	341,774	127,680	41,465	8,287	787,759
Total ending loans balance	$270,981	$342,257	$129,477	$41,465	$8,287	$792,467

NOTE 6 — FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of March 31, 2020 and December 31, 2019, all securities available for sale were Level 2.

Equity securities:  The Company values equity securities at readily determinable market value at the end of each period. Changes in fair value are recognized through net income.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements
		at March 31, 2020 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
March 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Small Business Administration loan pools	$34,215	$—	$34,215	$—
Mortgage-backed securities	38,843	—	38,843	—
U.S. agency obligations	11,205	—	11,205	—
Community Development District bonds	9,359	—	9,359	—
Municipals	1,068	—	1,068	—
Corporate bonds	2,940	—	2,940	—
Total	$97,630	$—	$97,630	$—
Equity
Mutual funds	$992	$—	$992	$—
Total	$992	$—	$992	$—

		Fair Value Measurements
		at December 31, 2019 Using:
			Significant
		Quoted Prices in	Other	significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
SBA loans pools	$17,183	$—	$17,183	$—
Mortgage backed securities	5,185	—	5,185	—
U.S. agency obligations	4,070	—	4,070	—
Corporate bonds	2,003	—	2,003	—
Total	$28,441	$—	$28,441	$—
Equity
Mutual funds	$971	$—	$971	$—
Total	$971	$—	$971	$—

There were no securities reclassified into or out of Level 3 during the year through March 31, 2020 or the year ended December 31, 2019.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at March 31, 2020 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	445	—	—	445	—
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$445	$—	$—	$445	$—

Fair Value Measurements
at December 31, 2019 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2019	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	442	—	—	442	(627)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$442	$—	$—	$442	$(627)

As shown above our impaired loans consist solely of commercial loans considered to be Level 3.  These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Bank’s financial instruments (in thousands):

	March 31, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$123,625	$123,625	Level 1
Federal Funds Sold	30,533	30,533	Level 1
Securities, Available for Sale	97,405	97,630	Level 2
Securities, Held to Maturity	1,661	1,686	Level 2
Securities, Equity	992	992	Level 2
Loans, net	1,343,066	1,404,295	Level 3
Company Owned Life Insurance	16,987	16,987	Level 2
Accrued Interest Receivable	4,408	4,408	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,372,341	1,405,917	Level 2
Federal Home Loan Bank Advances	70,103	67,711	Level 2
Accrued Interest Payable	592	592	Level 2

	December 31, 2019
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$171,980	$171,980	Level 1
Federal Funds Sold	26,970	26,970	Level 1
Securities, Available for Sale	28,441	28,441	Level 2
Securities, Held to Maturity	214	224	Level 2
Securities, Equity	971	971	Level 2
Loans, net	785,167	796,924	Level 3
Company Owned Life Insurance	16,858	16,858	Level 2
Accrued Interest Receivable	2,498	2,498	Level 1, 2 & 3

Financial Liabilities:
Deposits	892,873	883,225	Level 2
Federal Home Loan Bank Advances	55,000	54,649	Level 2
Line of Credit	9,999	9,999	Level 1
Accrued Interest Payable	373	373	Level 2

NOTE 7 — LEASES

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company’s ROU assets are classified under premises and equipment on the Balance Sheet. The ROU liabilities are classified under other liabilities. The Company recorded $1.6 million during the three months ended March 31, 2020 and none during the three months ended December 31, 2019. The total amount of ROU was $7.8 and $6.4 million at March 31, 2020 and December 31, 2019, respectively.

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

ASC 842 provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception. The practical expedient pertaining to land easements is not applicable to the Company.

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

For operating leases, the lease liability and ROU asset (before adjustments) are recorded at the present value of future lease payments. ASC 842 requires the use of the lease interest rate; however, this rate is typically not known. As an alternative, ASC 842 permits the use of an entity’s fully secured incremental borrowing rate. The Company is electing to utilize the Federal Home Loan Bank (“FHLB”) Atlanta Fixed Rate Advance index, as it is the most actively used institution-specific collateralized borrowing source available to the Company.

Lease cost for the three months ended March 31, 2020 consists of:

Three-month
period ended
March 31, 2020
Operating Lease and Interest Cost	$311
Variable Lease Cost	107
Total Lease Cost	$418

The following table provides supplemental information related to leases for the three months ended March 31, 2020:

Three-month
period ended
March 31, 2020
Operating Lease - Operating Cash Flows (Fixed Payments)	$311
Operating Lease - Operating Cash Flows (Liability Reduction)	$253
New ROU Assets - Operating Leases	$1,620
Weighted Average Lease Term (Years) - Operating Leases	5.90
Weighted Average Discount Rate - Operating Leases	2.82%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2020 is as follows:

March 31, 2020
Operating lease payments due:
Within one year	$1,742
After one but within two years	1,749
After two but within three years	1,292
After three but within four years	1,181
After four years but within five years	963
After five years	1,824
Total undiscounted cash flows	8,751
Discount on cash flows	(1,012)
Total operating lease liabilities	$7,739

Lessor Leases

ASC 842 also impacted lessor accounting. Currently the Company does not have any lessor leases (formerly known as capital leases) to report on its financials.

NOTE 8 — BUSINESS COMBINATION

Acquisition of Marquis Bancorp, Inc.

On March 26, 2020, we closed our acquisition with Marquis Bancorp. (MBI) and its wholly owned subsidiary, Marquis Bank, headquartered in Coral Gables, Florida.  On March 26, 2020, 100% of the MBI stock was converted into Professional Holding Corp. stock. Each share of MBI common stock issued and outstanding immediately prior to closing was converted into 1.2048 shares of Professional Holding Corp. Class A common stock, with cash paid in lieu of fractional shares. At the closing of the acquisition, the Company issued 4,227,816 shares of its Class A Common Stock. No MBI shareholders exercised appraisal rights. In addition, all stock options of MBI granted and outstanding on the closing date of the acquisition were converted into an option to purchase shares of our Class A Common Stock based on the exchange ratio. As of March 31, 2020, the combined institution had $1.7 billion in total assets, net loans of $1.3 billion and total deposits of $1.4 billion.

MBI results of operations were included in the Company’s results beginning March 27, 2020. Acquisition-related costs of $1.7 million are included in non-interest expense in the Company’s income statement for the three months ended March 31, 2020. The fair value of the Class A common shares issued as part of the consideration paid for MBI was determined in the basis of the closing price of the Company’s common shares on the acquisition date.

The acquisition of MBI was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. Goodwill of $14.9 million arising from the acquisition consisted of operational efficiencies and potential cost savings through consolidating and integrating MBI’s operations into the Company’s existing operations. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition of MBI as new information and circumstances relative to closing date fair values are known. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and goodwill, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The following table summarizes the consideration paid for MBI and the estimated fair values of the assets acquired, and liabilities assumed at the date of the MBI acquisition, net of total consideration paid:

Estimated
Fair Value at
(In thousands, except per share data)	March 26, 2020
Number of MBI common shares outstanding	3,509,143
Per share exchange ratio	1.2048
Number of shares of common stock issued	4,227,816
Multiplied by common stock price per share on March 26, 2020	$15.21
Value of common stock issued	64,305
Cash paid in lieu of fractional shares	1
Fair value of MBI stock options converted to PFHD options	393
Fair value of total consideration transferred	$64,699

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$26,860
Securities, Available for Sale	26,811
Securities, Held to Maturity	1,458
Loans	520,606
Premises and equipment	824
Accrued interest receivable	1,525
Core deposit intangibles	3,964
Other assets	7,157
Total asset Acquired	589,205

Deposits	497,166
Federal Home Loan Bank advances	25,103
Subordinated notes payable	9,920
Accrued interest payable	610
Other Liabilities	6,604
Total liabilities assumed	539,403

Total identifiable net assets	49,802

Goodwill	$14,897

Acquired loans are initially recorded at their acquisition-date fair values using Level 3 inputs. Refer to Note 6, Fair Value, for a discussion of the fair value hierarchy. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired (“PCI”) loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of MBI’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a book balance, prior to fair value adjustments, of $539.9 million.

The table below illustrates the fair value adjustments made to the amortized cost basis to present the fair value of the loans acquired.

March 26, 2020
Gross principal balance	$539,855
Interest rate fair value adjustment on performing loans	3,109
Credit fair value adjustment on performing loans	(18,312)

Fair value adjustment on PCI loans	(4,046)
Fair value of acquired loans	$520,606

The credit fair value adjustment on PCI loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

March 26, 2020
Contractually required principal and interest at acquisition	$9,337
Contractual cash flows not expected to be collected (nonaccretable discount, includes principal and interest)	(4,873)
Expected cash flows at acquisition	4,464
Interest component of expected cash flows (accretable discount)	(418)
Fair value of PCI loans accounted for under ASC-310-30	$4,046

For loans acquired without evidence of credit deterioration, the Company prepared interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed for reasonableness. A present value approach was utilized to calculate the interest rate fair value premium of $3.1 million. Additionally, for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: (i) expected lifetime credit migration losses, and (ii) estimated fair value adjustment for certain qualitative factors. A credit fair value discount of $18.2 million was determined. Both the interest rate and credit fair value adjustments related to loans acquired without evidence of credit deterioration will be recognized as interest income over the expected life of the loans.

For PCI loans, acquired with evidence of credit deterioration, the Company prepared a specific credit risk fair value adjustment in accordance with ASC 310-30.  The fair value adjustment of $5.3 million represents the present value of expected cash flows at market participant discount rates in accordance with ASC 310-30. This fair value adjustment was segregated into 2 pieces: (i) non-accretable discount which represents the portion of the loan balances that has been deemed uncollectible of $4.9 million, and (ii) accretable discount of $0.4 million which would represent an adjustment for the expected future cash flows discounted at a market participant discount rate. The accretable discount will be recognized on a level yield basis.

The fair value of the core deposit intangible was determined based on a discounted cash flow method using a discount rate commensurate with market participants. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits was compared to the cost of alternative funding sources available to the Company. The expected cash flows of the deposit base included estimated attrition rates. The core deposit intangible asset was valued at $4.0 million and will be amortized over ten years using the sum-of-the years digit method.

The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $1.8 million is being amortized into income on a level yield amortization method over the contractual life of the deposits.

The fair value adjustment of FHLB advances was determined based upon an estimated fair value received from the FHLB Atlanta.  The FHLB advances was valued at $0.1 million and will amortized over the remaining life of the Advances.

The fair value of subordinated debt was determined by using a discounted cash flow method using a market participant discount rate for similar instruments. The subordinated debt was fair valued at a discount of $80 thousand and will be amortized over the expected life of the debt.

In connection with the acquisition of MBI, the Company recorded a net deferred income tax asset of $3.4 million related to MBI’s effects of fair value adjustments resulting from applying the purchase method of accounting.

The following table presents supplemental pro-forma information as if the acquisition had occurred at the beginning of 2019. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2019.

Three Months Ended
(In thousands, except per share data)	March 31, 2019
Net interest income	$8,257
Net income	1,520
EPS - basic	$0.26
EPS - diluted	$0.25

NOTE 9 — SUBSEQUENT EVENTS

The outbreak of the novel coronavirus COVID‑19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in world financial markets.

In response to the coronavirus COVID‑19 we have:

•

Participated in the SBA Paycheck Protection Program. As of April 30, 2020, we have processed, closed and funded over 1,300 loans representing over $215 million in relief proceeds.  These loans as of April 30, 2020 have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF).  The PPPLF pledged loans are non-recourse to the Bank.

•

As of April 30, 2020, we have reviewed and processed 125 debt service relief requests in accordance with Interagency guidelines published on March 13, 2020.  As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered TDRs. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months.  Of the 125 loans that were reviewed and processed 96 were payment deferments. At April 30, 2020, residential loans represented 63 of the processed requests with balances totaling $45.8 million. At April 30, 2020, debt service relief approvals represented approximately 11% of the total loan portfolio.

•

To manage credit risk, the Company increased oversight and analysis of $15.4 million of loans to borrowers in vulnerable industries such as hotels and hospitality.  To date, these loans continue to perform according to their terms

The economic effects of the coronavirus COVID‑19 pandemic have significantly impacted business and economic activity in the U.S. and around the world.  There have been full and partial business closures, increases in unemployment as worker are furloughed, laid off, or had hours limited.  This high level of uncertainty around COVID-19 could potentially negatively impact our borrowers.  As such, it is possible that our ALLL and other estimates could change in future quarters.

Given the fluidity of the situation, management cannot predict the impact of novel coronavirus COVID‑19 for the remainder of 2020 or beyond.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management’s Discussion and Analysis of the Financial Condition and Results of Operations (“MD&A”) of Professional Holding Corp. (the “Company”) for the first quarter of 2020.  This MD&A should be read in conjunction with the financial statements above and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019  (the “2019 Form 10-K”).

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10‑Q contains certain forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect our current opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding, among other things, future events or future results, in contrast with statements that reflect historical facts. These statements are often, but not always, made through the use of conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should” or the negative versions of these terms or other comparable terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:

•

the duration and severity of the corona virus COVID 19 pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy generally and on our operations;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•

the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;

•	the frequency and magnitude of foreclosure of our loans;
•	changes in the securities, real estate markets and commodities markets (including fluctuations in the price of oil);
•	our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
•	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
•	increased competition and its effect on pricing of our products and services as well as our margins;
•	legislative or regulatory changes;
•	potential business uncertainties as we integrate MBI into our operations;
•	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
•	the Bank’s ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
•	changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;
•	our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
•	negative publicity and the impact on our reputation;
•	our ability to attract and retain highly qualified personnel;
•	technological changes;
•	cybersecurity risks including security breaches, computer viruses, and data processing system failures and errors;
•	our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
•	changes in monetary and fiscal policies of the U.S. Government and the Federal Reserve;
•	inflation, interest rate, unemployment rate, market, and monetary fluctuations;
•	the efficiency and effectiveness of our internal control environment;

•	the ability of our third-party service providers to continue providing services to us and clients without interruption;
•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
•	potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•	changes in consumer spending and saving habits;
•	growth and profitability of our noninterest income;
•	anti-takeover provisions under federal and state law as well as our governing documents.

If one or more events related to these or other risks or uncertainties materialize or intensify, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this prospectus are made only as of the date of the Quarterly Report on Form 10‑Q. New factors emerge from time to time, and it is not possible for us to predict which will arise. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, except as may be required by law

Executive Overview

Highlights of our performance and financial condition as of and for the three months ended March 30, 2020 and other key events that have occurred during 2020 are provided below.

Results of Operations

•

Net loss of $1.3 million, a decrease of $1.7 million, or (471.0)%, compared to the same period in 2019. The decrease was primarily due to expenses related to our acquisition of MBI and increasing our provision for loan losses.

•

Net interest income of $7.2 million, an increase of $0.6 million, or 8.8%, compared to the same period in 2019. This increase was primarily due to loan growth, partially offset by an increase in total deposits.

•

Provision for loan losses was $0.8 million, an increase of approximately $1.0 million, or (847.8)%, compared to the same period in 2019. The increase from 2019 to 2020 was due to reserving additional provisions for the increase in loan growth coupled with the deterioration of the macroeconomic environment.

•

Noninterest income totaled $0.9 million, an increase of $0.5 million, or 137.8%, compared to the same period in 2019. This increase was primarily due to increased service charges on deposit accounts and an increase in our SWAP referral fees.

•

Noninterest expense of $9.5 million, which represented an increase of $3.0 million, or 45.7%, compared to the same period in 2019. This increase was primarily due to increased employee headcount and acquisition expenses.

Financial Condition

•

Total assets increased to $1.7 billion, which represented an increase of $618.9 million, or 58.8%, compared to December 31, 2019. This increase was largely attributable to the completion of the acquisition of MBI.

•	Net loans increased to $1.3 billion, an increase of $557.9 million, or 71.1%, compared to December 31, 2019. We experienced growth across all loan categories due to the acquisition.

•

Nonperforming assets totaled $4.0 million, which includes one loan classified as nonperforming and another loan accruing over 90 days past due. There were three loans classified as nonperforming and no loans accruing loans over 90 days past due as of December 31, 2019.

•

As of March 31, 2020, we were well-capitalized, with a total risk-based capital ratio of 15.4%, a tier 1 risk-based capital ratio of 14.7%, a common equity tier 1 capital ratio of 14.7%, and a leverage ratio of 11.6%. As of December 31, 2019, all of our regulatory capital ratios exceeded the thresholds to be well-capitalized under the applicable bank regulatory requirements.

Other Highlights

•

In February 2020, we announced the closing of our initial public offering of 3,565,000 shares of Class A Common Stock, which included an additional 465,000 shares in connection with the exercise in full of the underwriters’ option to purchase additional shares

•

On March 26, 2020, we closed our acquisition with MBI and its wholly owned subsidiary, Marquis Bank,  headquartered in Coral Gables, Florida. The of Marquis Bank added three branches to our Miami-Dade MSA footprint making us the 12th largest independent community bank based in Florida and the fourth largest independent community bank based in South Florida. Each share of MBI common stock outstanding was converted into 1.2048 shares of our Class A Common Stock, with cash paid in lieu of any fractional shares. At the closing of the acquisition we issued approximately 4,227,816 shares of our Class A Common Stock. No MBI shareholders exercised appraisal rights. In addition, all stock options of MBI granted and outstanding on the closing date of the acquisition were converted into an option to purchase shares of our Class A Common Stock based on the exchange ratio. As of March 31, 2020, the combined institution had $1.7 billion in total assets, net loans of $1.3 billion and total deposits of $1.4 billion.  See Note 8 to the condensed consolidated financial statements in the Report for additional information.

COVID-19 Operational Response and Bank Preparedness

The outbreak of the novel coronavirus COVID‑19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in world financial markets.

In early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which it serves.  Preparations included: (i) conducting pandemic testing, (ii) publishing a “work from home” guide, (iii) phasing in remote operations with a focus on employee safety, redundancy, and business, continuity and (iv) hardware upgrades.  These upgrades included increased mobile/laptop capabilities, increased VPN licenses & bandwidth, and expanding technologies for video and conference line functionality.

In March we initiated a modified schedule for our branches that also limited client entry to the branches.  Transactions are now being taken at the door and we have restricted employees from working at multiple offices. The Company has also increased oversight and analysis of credits in vulnerable industries such as hotels and hospitality to improve loan performance and reduce credit risk.  As a result, approximately $15.2 million of loans were added to our watchlist in March of 2020.  The watchlist loans continue to perform as contracted and are classified as “Pass” however, they are subject to additional scrutiny and oversight.

Throughout March, April, and early May, we have been able to work remotely both effectively and efficiently as evidenced by the following accomplishments:

•	Conducted meetings and day-to-day activity via video conference technology with approximately 80% of our workforce working remotely.
•

Participated in the SBA Paycheck Protection Program, processing/closing/funding over 1,300 loans representing over $215 million in relief proceeds.  These loans are subsequently pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF).  The PPPLF pledged loans are non-recourse to the Bank.

•

We have reviewed and processed 125 debt service relief requests in accordance with Interagency guidelines published on March 13, 2020.  These approvals represent approximately 11% of the total loan portfolio.

The economic effects of the coronavirus COVID‑19 pandemic have significantly impacted business and economic activity in the U.S. and around the world.  There have been full and partial business closures, increases in unemployment as worker are furloughed, laid off, or had hours limited.  Such disruptions could adversely affect our loan and deposit fee income as well as create downward pressure on the quality of our loan portfolio possibly leading to an increase in loan charge-offs.

The coronavirus COVID‑19 is an unprecedented event that has created high levels of uncertainty.  We are hopeful that the CARES Act and derivative programs will be a stabilizing force for the next 90 to 180 days, and we are vigilantly monitoring global events and actions being taken by various Federal and State Agencies.  We have maintained interim periodic communications with our regulators and have not experienced any material deposit outflows to date and frequently communicate with our credit clients.

We have initiated planning for a “return to office” protocols” but have not set date for the return of non-branch employees.  Given the fluidity of the situation, management cannot predict the long-term impact of novel coronavirus COVID‑19 for the remainder of 2020 or beyond.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Change
Interest income	$11,020	$8,772	25.6%
Interest expense	2,959	2,251	31.5%
Net Interest income	8,061	6,521	23.6%
Provision for loan losses	845	(113)	847.8%
Net interest income after provision	7,216	6,634	8.8%
Noninterest income	856	360	137.8%
Noninterest expense	9,486	6,510	45.7%
Income before income taxes	(1,414)	484	(392.1)%
Income tax expense	97	(129)	175.2%
Net income	$(1,317)	$355	(471.0)%

The net loss for the three months ended March 31, 2020 was primarily due to expenses related to our acquisition of MBI and an increase to our provision expense. The increase in our interest income was primarily due to growth and increased yield in our loan portfolio.

Net Interest Income and Net Interest Margin Analysis

We analyze our ability to maximize income generated from interest earning assets and control the interest expenses associated with our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between the interest and fees earned on interest earning assets, such as loans and securities, and the interest expense paid on interest bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest-bearing liabilities.

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

	For the Three Months Ended March 31,
	2020			2019
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$184,497	$585	1.28%	$52,820	$321	2.46%
Federal funds sold	34,943	119	1.37%	22,973	143	2.52%
Federal Reserve Bank stock, FHLB stock and other corporate stock	5,296	79	6.00%	3,670	57	6.30%
Investment securities	46,107	222	1.94%	27,655	176	2.58%
Loans(1)	813,746	10,015	4.95%	623,421	8,075	5.25%
Total interest earning assets	1,084,589	11,020	4.09%	730,539	8,772	4.87%
Noninterest earning assets	59,525			31,546
Total assets	1,144,114			762,085
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	762,967	2,626	1.38%	494,193	2,013	1.65%
Borrowed funds	60,000	333	2.23%	40,008	238	2.41%
Total interest-bearing liabilities	822,967	2,959	1.45%	534,201	2,251	1.71%
Noninterest-bearing liabilities
Noninterest-bearing deposits	194,222			133,737
Other noninterest-bearing liabilities	12,142			4,177
Shareholders’ equity	114,783			89,970
Total liabilities and shareholders’ equity	$1,144,114			$762,085
Net interest spread(2)			2.64%			3.16%
Net interest income		$8,061			$6,521
Net interest margin(3)			2.99%			3.62%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $55 and $127 thousand for the three months ended March 31, 2020 and 2019, respectively.

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

	For the Three Months Ended March 31, 2020
	Compared to 2019
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$799	$(535)	$264
Federal funds sold	75	(99)	(24)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	26	(4)	22
Investment securities	118	(72)	46
Loans	2,465	(525)	1,940
Total	$3,483	$(1,235)	$2,248
Interest expense
Interest-bearing deposits	1,094	(481)	613
Borrowed funds	119	(24)	95
Total	$1,213	$(505)	$708

Net interest income increased by $0.6 million to $7.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our total interest income was impacted by an increase in interest earning assets, primarily due to growth in our loan portfolio. Average total interest earning assets were $1.1 billion for the three months ended March 31, 2020 compared with $730.5 million for the three months ended March 31, 2019. The annualized yield on those interest earning assets decreased 78 basis points from 4.87% for the three months ended March 31, 2019 to 4.09% for the three months ended March 31, 2020 due to the recent reductions in the federal funds target interest rates by the Federal Reserve. Our yield on interest earning assets declined during the first quarter of 2020, which was partially offset by lower interest expense on our interest-bearing deposits. The increase in the average balance of interest earning assets was driven almost entirely by growth in our loan portfolio of $697.8 million, representing an increase of 108.1%, to $1.3 billion for the three months ended March 31, 2020 compared to $645.3 million for the three months ended March 31, 2019.

Average interest-bearing liabilities increased by $288.8 million, or 54.1%, from $534.2 million for the three months ended March 31, 2019 to $823.0 million for the three months ended March 31, 2020. The increase was primarily due to a $268.8 million increase in the average balance of interest-bearing deposits, or 54.4%. The increase in the average balance of interest-bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and, to a lesser extent, negotiable order of withdrawal accounts, or NOW accounts. The annualized average interest rate paid on average interest-bearing liabilities decreased to 1.45% for the three months ended March 31, 2020 compared to 1.71% for the three months ended March 31, 2019, annualized average interest rate paid on interest-bearing deposits decreased 27 basis points to 1.38% and the annualized average interest rate paid on borrowed funds decreased by 18 basis points to 2.23%. The decreases in annualized average interest rates primarily reflected a decrease in market interest rates due to decreases in the federal funds target interest rate during the first quarter of 2020. For the three months ended March 31, 2020, our average other noninterest-bearing liabilities increased $8.0 million, or 190.7%, to $12.1 million from $4.2 million during the three months ended March 31, 2019. Average noninterest-bearing deposits also increased $60.5 million, or 45.2%, from $133.7 million to $194.2 million for the same periods. For the three months ended March 31, 2020, our annual net interest margin was 2.99% and net interest spread was 2.64%. For the three months ended March 31, 2019, annual net interest margin was 3.62% and net interest spread was 3.16%. Our net interest margin was adversely affected by 0.63% during the three months ended March 31, 2020, compared to the same period in 2019 because rates paid on our interest-bearing deposits, our primary funding source, decreased greater than loan yields, which were also adversely impacted due to falling yields on 10‑year treasury notes. As a result of the recent reductions in the federal funds target interest rates as well as continued declines in the 10‑year treasury yield, average rates earned on interest earning assets and average rates paid on our interest-bearing deposits both generally declined during the first quarter of 2020 and to the first quarter of 2019. Correspondingly new loans were priced at lower yields in comparison to previously held loans which led to numerous loan payoffs at the beginning of 2020.

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

Our provision for loan losses amounted to $0.85 million for the first three months of 2020 and $(0.11) million for the first three months of 2019. The increase from 2019 to 2020 was due to reserving additional provisions for the increase in loan growth coupled with the deterioration of the macroeconomic environment. Our allowance for loan losses as a percentage of total loans was 0.55%  at March 31, 2020 compared to 0.83%  at December 31, 2019. The decrease was primarily the result of extraordinary loan growth from the acquisition.  The acquired loans were recorded at fair value at the acquisition date without carryover of MBI’s previously established allowance for loan losses. Our allowance for loan losses as a percentage of total loans would have increased to approximately 0.91% if we exclude the recently acquired loans from MBI. We did not record any net charge-offs for the three months ended March 31, 2020 or March 31, 2019.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, interest rate swap referral fees, origination fees for Small Business Administration, or SBA loans, and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method. The following table presents the major categories of noninterest income for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income
Deposit account service charges	$222	$160	38.8%
Mortgage banking revenue	144	61	136.1%
Gain on sale of securities	4	—	100.0%
Swap referral fees	263	—	100.0%
SBA origination fees	—	14	(100.0)%
Other fees and charges	223	125	78.4%
Total noninterest income	$856	$360	137.8%

Noninterest income for the three months ended March 31, 2020 was $0.9 million, a $0.5 million or 137.8% increase compared to noninterest income of $0.4 million for the three months ended March 31, 2019. The increase was primarily due to an increase in swap referral fees, of $0.3 million, or 100.0%, during the first three months of 2020 compared to none for the first three months of 2019. The increase in swap referral fees were generated from a few large loans and it is uncertain if we will continue to sustain such increases in the future. We also experienced an increase in mortgage banking revenues of $0.1 million, or 136.1%, due to selling fixed long-term mortgages to third party providers and an increase in deposit account service charges of $0.1 million, or 38.8%.

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

	Three Months Ended March 31,
			Increase
(Dollars in thousands)	2020	2019	(Decrease)
Noninterest expense
Salaries and employee benefits	$5,263	$4,314	22%
Occupancy and equipment	774	521	49%
Data processing	176	162	9%
Marketing	137	139	(1)%
Professional fees	355	275	29%
Acquisition expenses	1,663	—	100%
Regulatory assessments	214	162	32%
Other	904	937	(4)%
Total noninterest expense	$9,486	$6,510	46%

Noninterest expense amounted to $9.5 million for the three months ended March 31, 2020, an increase of $3.0 million, or 45.7%, compared to $6.5 million for the three months ended March 31, 2019. The increase was primarily due to the acquisition expenses and to a lesser extent, an increase in salaries and benefits, from increased employee headcount, increases in occupancy and equipment expense due to the opening of three new branches and the digital innovation center, and professional services expense due to costs related to building the organizational infrastructure of a publicly traded company.

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

Income tax benefit was $0.1 million for the first three months of 2020 compared to income tax expense of $0.1 million for the first three months of 2019. Our effective tax rates for those periods were 6.9% and 26.7%, respectively. The decrease in the effective tax rates was a result of our decrease in net income for the three months ended March 31, 2020 compared to 2019.

Financial Condition

For the three months ended March 31, 2020, our total assets increased by $619.2 million, or 58.8%, to approximately $1.7 billion. Net loans increased to $1.3 billion, an increase of $557.9 million, or 71.1%, compared to December 31, 2019 as a result of the acquisition. Interest-bearing deposits at other financial institutions decreased due to our desire to increase our investment portfolio to earn greater yields while also maintaining adequate funds to meet both collateral and regulatory capital requirements. Shareholders’ equity increased $121.7 million, or 153.5%, to $201.0 million at March 31, 2020 compared to December 31, 2019, primarily due to our acquisition of MBI and initial public offering.

Interest-Bearing Deposits at Other Financial Institutions

Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. For the three months ended March 31, 2020, interest-bearing deposits at other financial institutions decreased $64.6 million, or (42.9)%, to $85.9 million from $150.6 million at December 31, 2019. The decrease was primarily due to our desire to increase our investment portfolio to earn greater yields while also maintaining adequate funds to meet both collateral and regulatory capital requirements.

Investment Securities

We use our securities portfolio to provide a secondary source of liquidity, achieve additional interest income through higher yields on funds invested (compared to other options, such as interest-bearing deposits at other banks or fed funds sold), manage interest rate risk, and meet both collateral and regulatory capital requirements.

Securities may be classified as either trading, held-to-maturity, available-for-sale or equity. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available-for-sale securities consist of securities not classified as trading securities nor as held-to maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Our investment portfolio increased by $70.7 million, or 238.5%, from $29.6 million at December 31, 2019, to $100.3 million at March 31, 2020 primarily due to the investment of a portion of the proceeds from our 2020 initial public offering into securities available for sale, although substantially more of these proceeds were invested in more liquid assets to provide more liquidity to fund our loan growth and securities assumed through the acquisition. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, corporate bonds and equity securities (including mutual funds).

The following tables summarize the contractual maturities and weighted-average yields of investment securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale
Small Business Administration loan pools	$34,416	$34,215	$17,303	$17,183
Mortgage-backed securities	38,499	38,843	5,237	5,185
U.S. agency obligations	11,063	11,205	4,000	4,070
Community Development District bonds	9,350	9,359	—	—
Municipals	1,073	1,068	—	—
Corporate bonds	3,004	2,940	2,000	2,003
Total	$97,405	$97,630	$28,540	$28,441
Securities Held to Maturity
Mortgage-backed securities	461	480	—	—
US Treasury	200	204	—	—
Foreign Bonds	1,000	1,002	214	224
Total	$1,661	$1,686	$214	$224
Equity Securities
Mutual Funds	992	992	971	971
Total	$992	$992	$971	$971

			More than One Year		More than Five Years
	One Year or Less		Through Five Years		Through 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
At March 31, 2020		Average		Average		Average		Average			Average
(Dollars in thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Fair Value	Yield
Securities Available for Sale
Small Business Administration loan pools	$134	2.05%	$23,578	2.71%	$9,099	2.65%	$1,605	1.21%	$34,416	$34,215	2.62%
Mortgage-backed securities	352	1.37%	23,941	1.68%	5,850	2.45%	8,356	1.97%	38,499	38,843	1.86%
U.S. agency obligations	3,020	1.72%	8,043	2.88%	—	—%	—	—%	11,063	11,205	2.57%
Community Development District bonds	—	—%	7,892	5.11%	1,458	4.26%	—	—%	9,350	9,359	4.98%
Municipals	—	—%	537	2.33%	536	2.28%	—	—%	1,073	1,068	2.30%
Corporate bonds	503	3.09%	2,501	2.35%	—	—%	—	—%	3,004	2,940	2.47%
Total	$4,009	1.87%	$66,492	2.63%	$16,943	2.71%	$9,961	1.85%	$97,405	$97,630	2.53%
Securities Held to Maturity
Mortgage-backed securities	1	5.05%	—	—%	—	—%	460	2.40%	461	480	2.40%
U. S. Treasury	—	—%	200	1.81%	—	—%	—	—%	200	204	1.81%
Foreign Bonds	—	—%	1,000	2.20%	—	—%	—	—%	1,000	1,002	2.20%
Total	$1	5.05%	$1,200	2.13%	$—	—%	$460	2.40%	$1,661	$1,686	2.21%
Equity Securities
Mutual Funds	992	1.94%	—	—%	—	—%	—	—%	992	992	1.94%
Total	$992	1.94%	$—	—%	$—	—%	$—	—%	$992	$992	1.94%

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, construction and development and other consumer loans. Our loan clients primarily consist of small to medium sized businesses, the owners and operators of these businesses as well as other professionals, entrepreneurs and high net worth individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Miami-Dade MSA. The following table summarizes and provides additional information about certain segments of our loan portfolio as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$699,657	51.8%	$270,981	34.2%
Owner Occupied	263,493	—	112,618	—
Non-Owner Occupied	436,164	—	158,363	—
Residential real estate	373,129	27.6%	342,257	43.2%
Commercial	197,659	14.6%	129,477	16.3%
Construction and development	66,915	5.0%	41,465	5.2%
Consumer and other loans	13,870	1.0%	8,287	1.1%
Total loans	$1,351,230	100.0%	$792,467	100.0%
Unearned loan origination fees (costs), net	(771)		(752)
Allowance for loan losses	(7,393)		(6,548)
Loans, net	$1,343,066		$785,167

Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of March 31, 2020, we had $263.5 million of owner-occupied commercial real estate loans and $436.2 million of investment commercial real estate loans, representing 37.7% and 62.3%, respectively, of our commercial real estate portfolio. As of March 31, 2020, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.1 million for owner-occupied and $1.5 million for non-owner-occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of March 31, 2020, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 51.5% and 50.1%, respectively and debt service coverage ratios were 2.47x and 1.73x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $500,000 or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of March 31, 2020, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 56.2%, 40.1% and 39.5%, respectively. All construction and development loans require an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of March 31, 2020
(Dollars in thousands)	Amount	Percent
CRE and Construction & Development Loans, combined
1 – 4 Family Construction	$31,313	4.1%
Assignment of Mortgage	6,000	0.8%
Auto (Car Lot/Auto Repair)	16,365	2.1%
Commercial Construction	26,101	3.4%
Educational Facility	14,698	1.9%
Gas Station	66,468	8.7%
Hotel	42,469	5.5%
Land Development	3,005	0.4%
Mixed Use	16,155	2.1%
Multifamily	91,494	11.9%
Office	98,301	12.8%
Other / Special Use	41,343	5.4%
Religious Facility	7,584	1.0%
Retail	172,714	22.5%
Vacant Land	16,523	2.2%
Warehouse	116,039	15.1%
Total	$766,572	100.0%

	As of March 31, 2020
(Dollars in thousands)	Amount	Percent
CRE and Construction & Development Loans, combined
Broward	$150,648	19.7%
Miami-Dade	435,808	56.9%
Palm Beach	96,892	12.6%
Other FL County	72,368	9.4%
Out of State	10,856	1.4%
Total	$766,572	100.0%

As of March 31, 2020, non-owner occupied commercial real estate loans of $436.2 million represented 31.9% of total risk-based capital and total construction and land development loans of $66.9 million represented 4.9% of total risk-based capital.

Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 20% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $72.3 million, or approximately 19.4% of our residential loan portfolio as of March 31, 2020. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.7 million as of March 31, 2020. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following chart shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of March 31, 2020
(Dollars in thousands)	Amount	Percent	LTV (%)
Residential Real Estate
Primary Residences	$218,312	58.5%	59.8%
Investor Owned Residences	80,761	21.6%	50.7%
HELOC	72,280	19.4%	55.8%
Loans Held for Sale	1,776	0.5%	0.0%
Total	$373,129	100.0%

Commercial Loans. In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the loans in our commercial loan portfolio was $0.4 million as of March 31, 2020. For commercial loans over $500,000, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of March 31, 2020, the debt service coverage ratio for our Professional Bank commercial loan portfolio was approximately 3.3x, excluding approximately 3.6% of the commercial loan portfolio that is cash secured. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following chart shows our commercial loan portfolio by industry segment as of March 31, 2020.

	As of March 31, 2020
(Dollars in thousands)	Amount	Percent
Commercial Loans
Business Products	$2,362	1.2%
Business Services	20,803	10.5%
Communication	17,952	9.1%
Construction	16,271	8.2%
Finance	57,161	28.9%
Healthcare	8,124	4.1%
Services	17,094	8.6%
Technology	908	0.5%
Trade	52,049	26.3%
Transportation	2,388	1.2
Other	2,547	1.3%
Total	$197,659	100.0%

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

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at March 31, 2020.

	March 31, 2020
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$51,353	$204,817	$443,487	$699,657
Residential Real Estate	12,073	47,168	313,888	373,129
Commercial	110,204	43,453	44,002	197,659
Construction and Development	29,009	14,368	23,538	66,915
Consumer and Other	7,156	3,013	3,701	13,870
Total loans	$209,795	$312,819	$828,616	$1,351,230
Amounts with fixed rates	$86,272	$265,155	$766,008	$1,117,435
Amounts with floating rates	$123,523	$47,664	$62,608	$233,795

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have one loan accruing over 90 days or greater past due as of March 31, 2020 with a balance of $2.5 million which is expected to be paid in full within the second quarter of 2020.

We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $500,000. We also engage in annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $4.0 million as of March 31, 2020, or 0.26% of total assets, respectively. We had nonperforming assets of $2.3 million as of December 31, 2019, or 0.22% of total assets, and we did not have any nonperforming assets as of December 31, 2018. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, which was a primary factor in the recent increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

		December 31,
(Dollars in thousands)	March 31, 2020	2019	2018
Nonaccrual Loans Commercial real estate	$—	$—	$—
Residential real estate	483	483	—
Commercial	1,069	1,797	—
Construction and development	—	—	—
Consumer and other loans	—	—	—
Accruing loans 90 or more days past due	2,479	—	—
Total nonperforming loans	$4,031	$2,280	$—
Other real estate owned	—	—	—
Total nonperforming assets	$4,031	$2,280	$—
Restructured loans-nonaccrual	$—	$—	$—
Restructured loans-accruing	$338	$367	$357
Ratio of nonperforming loans to total loans	0.32%	0.33%	—%
Ratio of nonperforming assets to total assets	0.26%	0.22%	—%

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

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2020
Commercial real estate	$695,111	$2,133	$2,413	$—	$699,657
Residential real estate	372,211	435	483	—	373,129
Commercial	196,182	408	1,069	—	197,659
Construction and land development	66,915	—	—	—	66,915
Consumer	13,870	—	—	—	13,870
Total	$1,344,289	$2,976	$3,965	$—	$1,351,230

December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and land development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

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

The second component is a general reserve on all loans other than those identified as impaired. General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction and development, residential real estate, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool. The following table analyzes the activity in the allowance over the past two years and the three-month period ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in thousands)	2020	2019	2019	2018
Balance at beginning of period	$6,548	$5,685	$5,685	$4,535
Charge-offs
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	—
Total Charge-offs	—	—	—	—
Recoveries
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	1	—
Total recoveries	—	—	1	—
Net charge-offs (recoveries)	—	—	—	—
Provision for loan losses	845	(113)	862	1,150
Balance at end of period	$7,393	$5,572	$6,548	$5,685
Ratio of net charge-offs to average loans	—%	—%	—%	—%
ALLL as a percentage of loans at end of period	0.55%	0.86%	0.83%	0.94%
ALLL as a multiple of net charge-offs	N/A	N/A	N/A	N/A
ALLL as a percentage of nonperforming loans	391.4%	1,514.1%	287.2%	N/A

Our allowance for loan losses was $7.4 million at March 31, 2020 compared to $6.5 million at December 31, 2019, an increase of 12.9%. The increase was primarily due to the growth of our loan portfolio and the anticipated decline in worldwide economic activity due the actual and projected effects of COVID-19. At March 31, 2020, our allowance for loan losses was 0.55% of total gross loans (net of overdrafts) and provided coverage of 391.4% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 0.83% as of December 31, 2019. Additionally, all MBI loans were marked to a fair value that accounts for any potential future losses. We believe our allowance at March 31, 2020 was adequate to absorb probable incurred losses inherent in our loan portfolio. Our allowance for loan losses totaled $5.7 million at December 31, 2018. At December 31, 2019, our allowance for loan losses was 0.83% of total gross loans (net of overdrafts) compared to 0.94% at December 31, 2018. We did not have any nonperforming loans at December 31, 2018. The following table provides an allocation of the allowance for loan losses to specific loan types as of March 31, 2020 and the end of the fiscal year for each of the past two years.

	March 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial real estate	$2,661	36.0%	$1,845	28.2%	$1,435	25.2%
Residential real estate	3,259	44.1%	3,115	47.6%	1,822	32.0%
Commercial	963	13.0%	1,235	18.9%	2,106	37.1%
Construction and development	451	6.1%	272	4.2%	262	4.6%
Consumer and other	59	0.8%	81	1.2%	60	1.1%
Total allowance for loan losses	$7,393	100.0%	$6,548	100.0%	$5,685	100.0%

At March 31, 2020, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $4.4 million, $1.1 million of which required a specific reserve of $0.6 million, compared to a recorded investment in impaired loans of $5.1 million,  $1.1 million of which required a specific reserve of $0.6 million,  at December 31, 2019, which decrease was due to one loan being paid off in January, $0.3 million at December 31, 2018, $0.4 million at December 31, 2017, $0.5 million at December 31, 2016 and $0.5 million at December 31, 2015. None of the impaired loans at December 31, 2018, 2017, 2016 or 2015 required a specific reserve.

Impaired loans also include certain loans that were modified as troubled debt restructurings, or TDRs. At March 31, 2020, we had two loans amounting to $0.3  million that were considered to be TDRs, compared to two loans amounting to $0.4 million at December 31, 2019 and two loans totaling $1.1 million at December 31, 2018. We did not allocate any specific reserves to loans that have been modified as TDRs as of March 31, 2020, December 31, 2019 and 2018.  Two loans amounting $0.4 million were considered to be TDRs at December 31, 2017 and we did not allocate any specific reserves to these loans.  Three loans amounting to $0.5 million were considered to be TDRs at December 31, 2016 and we did not allocate any specific reserves to these loans. Three loans amounting to $0.5 million were considered to be TDRs at December 31, 2015 and we did not allocate any specific reserves to these loans.

Deposits

Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. Additionally, we supplement our deposits with wholesale funding sources such as Quickrate and brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of March 31, 2020 and December 31, 2019, these wholesale deposits represented 4.5% and 4.6%, respectively, of our total deposits.

Interest-bearing deposits increased $312.6 million, or 44.1%, from December 31, 2019 to March 31, 2020 primarily due to a $176.8 million increase in certificates of deposits and a $119.6 million increase in money market accounts balances. In order to fund our loan growth, all of our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 35 basis points from 1.73% for the year ended December 31, 2019 to 1.38% for the three months ended March 31, 2020. Rates paid on certificates of deposit increased 4 basis points, or 1.8%, over the same period due to assuming MBI’s large time deposit portfolio with higher yields. The decrease in average rates paid on interest-bearing deposits was a result of a continued decrease in market rates of interest during the first three months of 2020. As of March 31, 2020, we had approximately $33.5 million in brokered deposits, 2.4% of total, that were classified as brokered deposits, an increase of approximately $10.9 million, or 48.2% from December 31, 2019. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

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

	For the Three Months Ended		For the Year Ended December 31,
	March 31, 2020		2019		2018		2017
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
NOW accounts	$39,383	0.36%	$33,329	0.42%	$24,791	0.29%	$14,473	0.23%
Money market accounts	598,648	1.28%	435,349	1.71%	304,772	1.18%	198,513	0.80%
Savings accounts	9,793	0.96%	8,678	1.35%	2,354	0.13%	2,234	0.10%
Certificates of deposit	115,143	2.31%	103,466	2.27%	83,636	1.70%	78,340	1.28%
Total interest-bearing deposits	762,967	1.38%	580,822	1.73%	415,553	1.23%	293,560	0.90%
Noninterest-bearing deposits	194,222	—%	164,963	—%	127,659	—%	91,230	—%
Total deposits	$957,189	1.10%	$745,785	1.35%	$543,212	0.94%	$384,790	0.68%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Three Months Ended		For the Year Ended December 31,
	March 31, 2020		2019		2018		2017
	Ending		Ending		Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
NOW accounts	$56,412	4.11%	$39,826	4.46%	$25,088	4.16%	$19,515	4.25%
Money market accounts	667,957	48.67%	548,366	61.42%	352,002	58.35%	260,850	56.81%
Savings accounts	10,740	0.78%	11,126	1.25%	2,389	0.40%	2,660	0.58%
Certificates of deposit	286,137	20.85%	109,344	12.25%	93,578	15.51%	75,302	16.40%
Total interest-bearing deposits	1,021,246	74.42%	708,662	79.37%	473,057	78.41%	358,327	78.04%
Noninterest-bearing deposits	351,095	25.58%	184,211	20.63%	130,245	21.59%	100,847	21.96%
Total deposits	$1,372,341	100.00%	$892,873	100.00%	$603,302	100.00%	$459,174	100.00%

The following table presents the maturities  of our certificates of deposit as of March 31, 2020.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
$100,000 or more	$67,989	$45,599	$96,557	$53,096	$263,241
Less than $100,000	3,831	4,680	10,788	3,597	22,896
Total	$71,820	$50,279	$107,345	$56,693	$286,137

Borrowings

We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.

FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2020, approximately $206.1 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2020, we had $70.0 million in outstanding advances and $105.8 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Three Months Ended	Years Ended December 31,
(Dollars in thousands)	March 31, 2020	2019	2018	2017
Amount outstanding at period-end	$70,000	$55,000	$40,000	$25,000
Weighted average interest rate at period-end	1.88%	2.10%	2.27%	1.44%
Maximum month-end balance during period	$70,000	$55,000	$40,000	$25,000
Average balance outstanding during period	55,824	47,301	34,712	17,479
Weighted average interest rate during period	1.99%	2.30%	2.11%	1.34%

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of March 31, 2020.

Valley National Line of Credit. On December 19, 2019, the Company entered into a new $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. Outstanding principal and interest under the line of credit is payable at maturity on December 19, 2020. As of December 31, 2019, approximately $10.0 million was drawn under this line of credit, the proceeds of which were primarily used to provide additional capital to support continued growth and also to cover expenses incurred in connection with entering into the line of credit. On February 12, 2020 the Company used a portion of the net proceeds from its IPO to repay all of the outstanding principal and accrued interest under the line of credit with Valley National Bank, N.A.

Subordinated Debt. On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of MBI at its fair value of $9.9 million. According to the terms of the subordinated note, the principal amount due is $10.0 million with a 7% fixed rate until October 30, 2021 and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on October 30, 2026 and can be redeemed by the Company anytime on or after October 30, 2021. The subordinated debt was fair valued at a discount of $0.8  million and will be amortized over the expected life.

Liquidity and Capital Resources

Capital Resources

Shareholders’ equity increased $121.7 million, or 153.5%, to $201.0 million at March 31, 2020 compared to December 31, 2019, primarily due to our initial public offering and acquisition of MBI. Net income resulted in a decrease to retained earnings of $1.3 million as of March 31, 2020.  Shareholders’ equity decreased $0.4 million for the year ended December 31, 2019 compared to 2018, primarily due to our repurchase of 225,000 shares of Class A Common Stock for an aggregate purchase price of $3.9 million. Net income resulted in an increase to retained earnings of $2.3 million as of December 31, 2019.

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

In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion, which we refer to below as “covered” banking organizations. We were required to implement the new Basel III capital standards as of January 1, 2015 and January 1, 2018, respectively.

As of March 31, 2020, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

The following table presents our regulatory capital ratios as of March 31, 2020 and December 31, 2019. The amounts presented exclude the capital conservation buffer.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital ratio
Bank	$159,266	11.6%	$109,416	8.0%	$136,770	10.0%
Company	191,739	14.0%	109,416	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	149,351	10.9%	82,062	6.0%	109,416	8.0%
Company	181,824	13.3%	82,062	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	149,351	8.7%	69,753	4.0%	87,191	5.0%
Company	181,824	10.5%	69,753	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	149,351	10.9%	61,546	4.5%	88,900	6.5%
Company	181,824	13.3%	61,546	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio
Bank	$95,662	13.6%	$56,091	8.0%	$70,114	10.0%
Company	86,531	12.3%	56,091	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	88,506	12.6%	42,069	6.0%	56,091	8.0%
Company	79,375	11.3%	42,069	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	88,506	8.7%	40,889	4.0%	51,112	5.0%
Company	79,375	7.8%	40,889	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	88,506	12.6%	31,551	4.5%	45,574	6.5%
Company	79,375	11.3%	31,551	4.5%	N/A	N/A

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

At March 31, 2020, we had the ability to generate approximately $206.1 million in additional liquidity through all of our available resources beyond our overnight funds sold position. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. Our portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our portfolio was 3.28 years and 3.50 years at March 31, 2020 and December 31, 2019, respectively, and had a net unrealized pre-tax loss of $0.8 and $0.1 million, respectively, in our available for sale securities portfolio as of those dates.

Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $34.9 million during the first three months of 2020 compared to an average net overnight funds sold position of $25.3 million for the year ended December 31, 2019. As we have continued to experience high organic growth, we have preferred to maintain our excess liquidity in assets with greater liquidity, such as federal funds sold, as opposed to less liquid, but slightly higher yielding, assets, like investment securities.

We expect our capital expenditures over the next 12 months to be approximately $1.2 million, which will consist primarily of investments in consolidation of our core vendors with our acquisition of MBI, technology purchases for our new banking offices, business applications, information technology security needs as well as furniture, fixtures and equipment for our new banking offices. We expect that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

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

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2020.

			Due After
		Due after One	Three
	Due in One	Through Three	Through	Due After
(Dollars in thousands)	Year or Less	Years	Five Years	Five Years	Total
FHLB Advances	$30,000	$—	$30,000	$10,000	$70,000
Certificates of deposit $100,000 or more	210,145	51,976	1,266	—	263,387
Certificates of deposit less than $100,000	19,299	3,329	122	—	22,750
Operating leases	1,742	3,041	2,144	1,824	8,751
Subordinated debt	—	—	—	9,920	9,920
Total	$261,186	$58,346	$33,532	$21,744	$374,808

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

	As of	As of December 31,
(Dollars in thousands)	March 31, 2020	2019	2018	2017
Unfunded lines of credit	$269,240	$113,903	$106,866	$75,791
Commitments to extend credit	28,346	23,052	30,599	42,809
Letters of credit	9,663	9,168	10,417	10,546
Total credit extension commitments	$307,249	$146,123	$147,882	$129,146

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

Certain Performance Metrics

The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the three months ended March 31, 2020 and for the years ended December 31, 2019, 2018 and 2017.

	Three Months Ended	Years Ended December 31,
	March 31, 2020	2019	2018	2017
Return on Average Assets	(0.12)%	0.26%	0.33%	0.39%
Return on Average Equity	(1.15)%	2.94%	3.52%	3.30%

Average Equity to Average Assets	10.03%	8.93%	9.33%	11.95%

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. We prepare a current base case and several alternative interest rate simulations (‑400, -300, -200, -100,+100, +200, +300 and +400 basis points (bps)), at least once per quarter, and report the analysis to ALCO and our Board. We augment our interest rate shock analysis with alternative interest rate scenarios on a quarterly basis that may include ramps, parallel shifts, and a flattening or steepening of the yield curve (non-parallel shift). In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our goal is to structure the balance sheet so that net interest earnings at risk over a 12‑month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. We attempt to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing the mix of our core deposits, and by adjusting our rates to market conditions on a continuing basis.

Analysis

The following table indicates that, for periods less than one year, rate-sensitive assets exceeded rate-sensitive liabilities, resulting in a slightly asset-sensitive position. For a bank with an asset-sensitive position, otherwise referred to as a positive gap, rising interest rates would generally be expected to have a positive effect on net interest income, and falling interest rates would generally be expected to have the opposite effect.

REPRICING GAP

		After One	After Three
		Month	Months		Greater than
March 31, 2020	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$392,236	$66,798	$234,985	$694,019	$656,440	$1,350,459
Securities	28,185	9,309	3,020	40,514	59,769	100,283
Interest-bearing deposits at other financial institutions	85,682	—	249	85,931	—	85,931
Federal funds sold	30,533	—	—	30,533	—	30,533
FHLB & FRB stock	6,879	—	—	6,879	—	6,879
Total interest earning assets	$543,515	$76,107	$238,254	$857,876	$716,209	$1,574,085
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$416,858	$13,804	$62,112	$492,774	$242,335	$735,109
Time deposits	12,341	59,826	155,609	227,776	58,361	286,137
Total interest-bearing deposits	429,199	73,630	217,721	720,550	300,696	1,021,246
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB Advances	1,983	8,977	25,860	36,820	33,180	70,000
Subordinated debt	—	—	—	—	9,920	9,920
Total interest-bearing liabilities	$431,182	$82,607	$243,581	$757,370	$343,796	$1,101,166
Period gap	$112,333	$(6,500)	$(5,327)	$100,506	$372,413
Cumulative gap	$112,333	$105,833	$100,506	$100,506	$472,919
Ratio of cumulative gap to total earning assets	20.67%	139.06%	42.18%	11.72%	66.03%
Ratio of cumulative gap to cumulative total earning assets	7.14%	6.72%	6.39%	6.39%	30.04%

(1)	Includes loans held for resale

CASH FLOW GAP

		After One	After Three
		Month	Months		Greater than
March 31, 2020	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$47,731	$88,480	$298,299	$434,510	$915,949	$1,350,459
Securities	2,793	5,266	15,825	23,884	76,399	100,283
Interest-bearing deposits at other financial institutions	85,682	—	249	85,931	—	85,931
Federal funds sold	30,533	—	—	30,533	—	30,533
FHLB & FRB stock	—	—	—	—	6,879	6,879
Total interest earning assets	$166,739	$93,746	$314,373	$574,858	$999,227	$1,574,085
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$17,908	$35,816	$118,178	$171,902	$563,207	$735,109
Time deposits	12,341	59,826	155,609	227,776	58,361	286,137
Total interest-bearing deposits	30,249	95,642	273,787	399,678	621,568	1,021,246
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB Advances	1,983	8,977	25,860	36,820	33,180	70,000
Subordinated debt	—	—	—	—	9,920	9,920
Total interest-bearing liabilities	$32,232	$104,619	$299,647	$436,498	$664,668	$1,101,166
Period gap	$134,507	$(10,873)	$14,726	$138,360	$334,559
Cumulative gap	$134,507	$123,634	$138,360	$138,360	$472,919
Ratio of cumulative gap to total earning assets	80.67%	131.88%	44.01%	24.07%	47.33%

(1)	Includes loans held for sale

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12‑month and 24‑month horizon as of March 31, 2020 and December 31, 2019 and 2018.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
March 31, 2020	(12.9)%	(9.6)%	(5.9)%	(2.2)%	N/A	2.0%	4.5%	7.1%	9.6%
December 31, 2019	(9.9)%	(6.6)%	(4.7)%	(1.6)%	N/A	0.6%	0.8%	1.0%	1.2%
December 31, 2018	(11.8)%	(8.2)%	(5.6)%	(4.3)%	N/A	3.6%	7.0%	10.5%	13.9%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
March 31, 2020	(18.0)%	(13.4)%	(8.5)%	(3.7)%	N/A	4.8%	9.5%	13.9%	18.0%
December 31, 2019	(16.1)%	(12.0)%	(7.7)%	(2.7)%	N/A	1.3%	2.3%	3.1%	3.7%
December 31, 2018	(18.4)%	(13.7)%	(10.2)%	(6.2)%	N/A	5.0%	9.8%	14.7%	19.6%

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

The following table illustrates the results of our EVE analysis as of March 31, 2020 and December 31, 2019 and 2018.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
March 31, 2020	(1.2)%	(0.6)%	0.2%	1.3%	N/A	(2.1)%	(4.2)%	(7.0)%	(10.1)%
December 31, 2019	(5.3)%	(0.4)%	0.7%	0.6%	N/A	(3.7)%	(8.2)%	(13.2)%	(19.0)%
December 31, 2018	(4.2)%	(0.7)%	1.8%	(0.5)%	N/A	(2.6)%	(5.0)%	(7.2)%	(9.7)%

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

Allowance for Loan Losses

The allowance for loan losses provides for probable incurred losses in the loan portfolio based upon management’s best assessment of the loan portfolio at each balance sheet date. It is maintained at a level estimated to be adequate to absorb potential losses through periodic charges to the provision for loan losses.

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

ASU 2016‑13, Financial Instruments — Credit Loses (Topic 326)

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss, or CECL, model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments). We anticipated that this ASU would be effective for us on January 1, 2021, but the FASB announced on October 16, 2019, a delay of the effective date of ASU 2016‑13 for smaller reporting companies until January 1, 2023. We are in the process of evaluating and implementing changes to credit loss estimation models and related processes. Updates to business processes and the documentation of accounting policy decisions are ongoing. We may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on our consolidated financial statements has not yet been determined.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control Procedures

As of March 31, 2020, the Company’s management, with the participation of its Chief Executive Officer and Chief Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) and Rule 15d‑15(e) under the Exchange Act).  Based on that evaluation our Chief Executive Officer and Chief Accounting Officer each concluded that as of March 31, 2020, the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that have occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is periodically party to or otherwise involved in legal proceedings arising in the normal course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. In management’s opinion, there is no known pending legal proceedings, the outcome of which would, individually or in the aggregate, have a material adverse effect on our consolidated results of operations or consolidated financial position.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2019, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Annual Report on Form 10‑K  and our other SEC filings are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The following Supplemental risk factors related to COVID-19 should be considered along with the Risk Factors found in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The recent global COVID-19 pandemic has led to significant economic uncertainty and if prolonged could adversely harm our customers and our future results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses including us, and the public at large to limit the spread of COVID-19’s spread could have a negative impact on our business including, without limitation the following:

•

Deteriorating economic and political conditions in our market, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions could harm our customers.

•	The Federal Reserve has lowered short term interest rates and started a “quantitative easing” program which may or may not lower longer-term rates.
•	The 10-year and 30-year Treasury securities may or may not remain at historically low rates.
•	The government relief legislation designed to support businesses and the economy may or may not decrease layoffs, furloughs, insolvencies, bankruptcies, foreclosures, or otherwise support the economy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Use of Proceeds.

On February 7, 2020, the Company completed its initial public offering of 3,565,000 shares of its Class A Common Stock at a public offering price of $18.50 per share, or an aggregate offering price of $57,350,000.  The offering, for which the managing underwriters were Stephens Inc. and Keefe, Bruyette & Woods, was registered under the Securities Act (Registration No. 333-235822) and resulted in total net proceeds to the Company of approximately $61.3 million, after deducting an underwriting discount of 7%, before expenses.

As of March 31, 2020, we have used approximately $10.0 million to paydown our line of credit with Valley National Bank and $4.8 million was pushed down to the Bank for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in cash, cash equivalents, and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

As previously reported, on March 2, 2020, the Company’s Board of Directors authorized the purchase from time to time of up to $10 million of the Company’s Class A Common Stock.   Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.  As of May 12, 2020, purchases totaling $4.7 million had been made under this program.  Share repurchase activity during the three months ended March 31, 2020 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020:
Open market purchases	0	$

February 1, 2020 to February 29, 2020:
Open market purchases	0	$

March 1, 2020 to March 31, 2020:	133,197	$15.78	133,197	$ 7,897,860
Open market purchases
Total	133,197	$15.78	133,197	$7,897,860

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of the CEO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the CAO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CAO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Extension Calculation Linkbase Document
101	XBRL Taxonomy Definition Linkbase Document
101	XBRL Taxonomy Extension Labels Linkbase Document
101	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2020.

PROFESSIONAL HOLDING CORP.

By:	/s/Daniel R.Sheehan
Daniel R. Sheehan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Daniel R.Sheehan	Chairman and Chief Executive Officer	May 15, 2020
Daniel R. Sheehan	(Principal Executive Officer)

/s/ Mary Usategui	Chief Accounting Officer	May 15, 2020
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rolando DiGasbarro	Director	May 15, 2020
Rolando DiGasbarro

/s/ Norman Edelcup	Director	May 15, 2020
Norman Edelcup

/s/ Carlos M.Garcia	Director	May 15, 2020
Carlos M. Garcia

/s/ Jon L. Gorney	Director	May 15, 2020
Jon L. Gorney

/s/ Abel L. Iglesias	Director	May 15, 2020
Abel L. Iglesias

/s/ Herbert Martens, Jr	Director	May 15, 2020
Herbert Martens, Jr.

/s/ Lawrence Schimmel	Director	May 15, 2020
Dr. Lawrence Schimmel, M.D.

/s/ Anton V. Schutz	Director	May 15, 2020
Anton V. Schutz