Form 10-Q
period 2020-06-30
Professional Holding Corp.
filed 2020-08-14
CIK 1630856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2020	number 001‑39215

Professional Holding Corp.

(Exact name of Registrant as specified in its charter)

Florida	46-5144312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

396 Alhambra Circle, Suite 255

Coral Gables, FL 33134 (786) 483-1757

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A Common Stock	PFHD	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares of common stock outstanding as of August 12, 2020: 13,450,393

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

PROFESSIONAL HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$38,034	$21,408
Interest-bearing deposits	215,007	150,572
Federal funds sold	39,444	26,970
Cash and cash equivalents	292,485	198,950
Securities available for sale, at fair value	105,213	28,441
Securities held to maturity (fair value June 30, 2020 – $1,652, December 31, 2019 – $224)	1,635	214
Equity securities	995	971
Loans, net of allowance of $9,045 and $6,548 as of June 30, 2020 and December 31, 2019, respectively	1,559,861	785,167
Federal Home Loan Bank stock, at cost	4,291	2,994
Federal Reserve Bank stock, at cost	4,745	2,074
Accrued interest receivable	5,495	2,498
Premises and equipment, net	5,300	4,307
Bank owned life insurance	17,113	16,858
Goodwill	14,728	—
Core deposit intangibles	3,783	—
Other assets	16,108	10,667
	$2,031,752	$1,053,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$495,086	$184,211
Demand – interest bearing	763,108	599,318
Time deposits	258,249	109,344
Total deposits	1,516,443	892,873
Federal Home Loan Bank advances	65,077	55,000
Subordinated debt	9,932	—
Official checks	4,439	6,191
Line of credit	—	9,999
PPPLF advances	218,080	—
Accrued interest and other liabilities	15,347	9,776
Total liabilities	1,829,318	973,839
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 13,252,745 and outstanding 12,692,451 shares as of June 30, 2020 and authorized 50,000,000 shares, issued 5,360,262 and outstanding 5,115,262 shares at December 31, 2019	132	53
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized,752,184 shares issued and outstanding at June 30, 2020 and December 31, 2019	7	7
Treasury stock, at cost	(9,132)	(4,155)
Additional paid-in capital	202,438	77,019
Retained earnings	8,265	6,451
Accumulated other comprehensive gain (loss)	724	(73)
Total stockholders’ equity	202,434	79,302
	$2,031,752	$1,053,141

PROFESSIONAL HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$17,897	$8,712	$27,912	$16,787
Taxable securities	438	161	660	332
Dividend income on restricted stock	131	70	210	127
Other	56	555	760	1,024
Total interest income	18,522	9,498	29,542	18,270

Interest expense
Deposits	1,617	2,398	4,243	4,411
Federal Home Loan Bank advances	287	269	565	507
Other borrowings	327	—	382	—
Total interest expense	2,231	2,667	5,190	4,918

Net interest income	16,291	6,831	24,352	13,352
Provision for loan losses	1,750	495	2,595	382
Net interest income after provision for loan losses	14,541	6,336	21,757	12,970

Non-interest income
Service charges on deposit accounts	307	281	529	357
Income from Bank owned life insurance	126	85	255	142
Gain on sale and call of securities	11	3	15	3
Other	524	554	1,025	781
Total non-interest income	968	923	1,824	1,283

Non-interest expense
Salaries and employee benefits	6,912	4,558	12,175	8,872
Occupancy and equipment	1,081	602	1,855	1,123
Data processing	421	162	597	324
Marketing	151	133	288	272
Professional fees	806	307	1,161	582
Acquisition expenses	560	—	2,223	—
Regulatory assessments	300	145	514	307
Other	1,317	630	2,221	1,567
Total non-interest expense	11,548	6,537	21,034	13,047

Income before income taxes	3,961	722	2,547	1,206
Income tax provision	830	223	733	352
Net income	3,131	499	1,814	854

Earnings (loss) per share:
Basic	$0.23	$0.08	$0.16	$0.14
Diluted	$0.22	$0.08	$0.15	$0.14

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	743	215	1,068	483
Tax effect	(188)	(54)	(271)	(122)
Other comprehensive gain (loss), net of tax	555	161	797	361
Comprehensive income (loss)	$3,686	$660	$2,611	$1,215

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollar amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at March 31, 2020	13,537,565	$138	$(6,257)	$201,670	$5,134	$169	$200,854
Issuance of common stock, net of issuance cost	89,167	1	—	450	—	—	451
Treasury stock	(182,097)	—	(2,875)	(5)	—	—	(2,880)
Employee stock purchase plan	—	—	—	27	—	—	27
Net income	—	—	—	—	3,131	—	3,131
Other comprehensive gain	—	—	—	—	—	555	555
Stock based compensation	—	—	—	296	—	—	296
Balance at June 30, 2020	13,444,635	$139	$(9,132)	$202,438	$8,265	$724	$202,434

Balance at March 31, 2019	5,916,987	$60	$(393)	$76,244	$4,470	$(225)	$80,156
Issuance of common stock, net of issuance cost	36,000	—	—	330	—	—	330
Treasury stock	(15,000)	—	(262)	—	—	—	(262)
Employee stock purchase plan	—	—	—	30	—	—	30
Net income	—	—	—	—	499	—	499
Other comprehensive gain	—	—	—	—	—	161	161
Stock based compensation	—	—	—	8	—	—	8
Balance at June 30, 2019	5,937,987	$60	$(655)	$76,612	$4,969	$(64)	$80,922

Balance at December 31, 2019	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302
Issuance of common stock, net of Issuance cost	3,664,667	37	—	60,221	—	—	60,258
Treasury stock	(315,294)	—	(4,977)	(9)	—	—	(4,986)
Marquis Bancorp (MBI) acquisition	4,227,816	42	—	64,657	—	—	64,699
Employee stock purchase plan	—	—	—	58	—	—	58
Net income	—	—	—	—	1,814	—	1,814
Other comprehensive gain	—	—	—	—	—	797	797
Stock based compensation	—	—	—	492	—	—	492
Balance at June 30, 2020	13,444,635	139	(9,132)	202,438	8,265	724	202,434

Balance at January 1, 2019	5,923,884	$59	$(220)	$76,152	$4,115	$(425)	$79,681
Issuance of common stock, net of Issuance cost	39,103	1	—	385	—	—	386
Treasury stock	(25,000)	—	(435)	—	—	—	(435)
Employee stock purchase plan	—	—	—	57	—	—	57
Net income	—	—	—	—	854	—	854
Other comprehensive gain	—	—	—	—	—	361	361
Stock based compensation	—	—	—	18	—	—	18
Balance at June 30, 2019	5,937,987	$60	$(655)	$76,612	$4,969	$(64)	$80,922

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands, except share data)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$1,814	$854
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,595	382
Deferred income tax benefit	(499)	199
Depreciation and amortization	739	156
Gain on sale of securities	4	3
Gain on call of securities	11	—
Equity unrealized change in market value	(24)	—
Net amortization of securities	(936)	(278)
Net amortization of deferred loan fees	1,118	407
Employee stock purchase plan	58	—
Stock compensation	492	57
Income from bank owned life insurance	(255)	(142)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,472)	(466)
Other assets	1,887	(635)
Official checks, accrued interest, interest payable and other liabilities	(3,395)	7,194
Net cash provided by operating activities	2,137	7,731

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	6,256	285
Proceeds from calls of securities available for sale	4,835	2,805
Proceeds from paydowns of securities held to maturity	44	22
Purchase of securities available for sale	(60,693)	(10,308)
Sale of securities available for sale	1,739	4,504
Loans originations, net of principal repayments	(257,801)	(115,113)
Proceeds from sale of loan	110	—
Purchase of Federal Reserve Bank stock	(2,671)	(361)
Purchase of Federal Home Loan Bank Stock	(1,297)	(1,015)
Proceeds of Federal Home Loan Bank Stock	—	425
Purchase of company owned life insurance	—	(8,000)
Purchases of premises and equipment	(741)	(490)
Proceeds from acquisition	26,860	—
Net cash used in investing activities	(283,359)	(127,246)

Cash flows from financing activities
Net increase (decrease) in deposits	126,404	136,456
Proceeds from issuance of stock, net of issuance costs	60,258	404
Purchase of treasury stock	(4,986)	(435)
Proceeds from Federal Home Loan Bank advances	10,000	20,000
Repayments of Federal Home Loan advances	(25,000)	(10,000)
Repayment of line of credit	(9,999)	—
Proceeds from PPPLF advances	218,080	—
Net cash provided by financing activities	374,757	146,425

Increase in cash and cash equivalents	93,535	26,910

Cash and cash equivalents at beginning of period	198,950	86,883

Cash and cash equivalents at end of period	$292,485	$113,793

Supplemental cash flow information:
Cash paid during the period for interest	$4,907	$4,891
Cash paid during the period for taxes	20	389

Supplemental noncash disclosures:
Other comprehensive gain (loss) – change in unrealized gain (loss) on securities available for sale, net of tax	$797	$361
Lease liabilities arising from obtaining right of use assets	1,620	5,673
Total asset acquired	589,374	—
Total liabilities assumed	539,403	—

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

Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates:

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in world financial markets. The economic effects of the coronavirus COVID-19 pandemic have significantly impacted business and economic activity in the U.S. and around the world. There have been full and partial business closures, increases in unemployment as workers are furloughed, laid off, or had hours limited. Such disruptions could adversely affect our loan and deposit fee income as well as create downward pressure on the quality of our loan portfolio possibly leading to an increase in loan charge-offs.

The coronavirus COVID-19 is an unprecedented event that has created high levels of uncertainty. We are hopeful that the CARES Act and derivative programs will be a stabilizing force for the next 90 to 180 days, and we are vigilantly monitoring global events and actions being taken by various Federal and State Agencies. We have maintained interim periodic communications with our regulators and have not experienced any material deposit outflows to date and frequently communicate with our credit clients. Given the fluidity of the situation, management cannot predict the long-term impact of novel coronavirus COVID-19 for the remainder of 2020 or beyond.

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

Date of Adoption	For PBEs that are non-SEC filers and for SEC filers that are considered emerging growth companies, it is effective for January 1, 2023. Early adoption is still permitted.
Effect on the Consolidated Financial Statements

The Company's management is in the process of evaluating credit loss estimation models. Updates to business processes and the documentation of accounting policy decisions are ongoing. The company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Net Income(loss)	$3,131	$499	$1,814	$854
Total weighted average common stock outstanding	13,416	5,919	11,517	5,920
Net income(loss) per share	$0.23	$0.08	$0.16	$0.14
Diluted earnings per share:
Net Income	$3,131	$499	$1,814	$854
Total weighted average common stock outstanding	13,416	5,919	11,517	5,920
Add: Dilutive effect of employee stock options	518	204	527	214
Total weighted average diluted stock outstanding	13,934	6,123	12,044	6,134
Net income per share	$0.22	$0.08	$0.15	$0.14

For the three months ended June 30, 2020 and 2019 there were 29 thousand and no stock options that were anti-dilutive, respectively. For the six months ended June 30, 2020 and 2019 there were 29 thousand and no stock options that were anti-dilutive, respectively.

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2020	Cost	Gains	Losses	Fair Value
Available-for-sale
Small Business Administration loan pools	$33,340	$35	$(277)	$33,098
Mortgage-backed securities	36,201	572	(17)	36,756
U.S. agency obligations	8,015	149	(1)	8,163
Community Development District bonds	22,616	489	(8)	23,097
Municipals	1,070	25	-	1,095
Corporate bonds	3,002	3	(1)	3,004
Total available-for-sale	$104,244	$1,273	$(304)	$105,213

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held-to-Maturity
Mortgage-backed securities	$430	$19	$—	$449
US Treasury	204	—	—	204
Foreign Bonds	1,001	—	(2)	999
Total Held-to-Maturity	$1,635	$19	$(2)	$1,652

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale
Small Business Administration loan pools	$17,303	$19	$(139)	$17,183
Mortgage-backed securities	5,237	—	(52)	5,185
U.S. agency obligations	4,000	70	—	4,070
Corporate bonds	2,000	3	—	2,003
Total available-for-sale	$28,540	$92	$(191)	$28,441

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity
Mortgage-backed securities	$214	$10	$—	$224
Total Held-to-Maturity	$214	$10	$—	$224

As of June 30, 2020 and December 31, 2019, Corporate bonds are comprised of investments in the financial services industry. During the six months ended June 30, 2020, the net investment portfolio increased by $78.2 million as a result of purchases and acquisitions. Proceeds from sales of securities during the three and six months ended June 30, 2020 were $0 and $1.7 million, with gross realized gains of $0 and $4 thousand, respectively. Proceeds from calls of securities during the three and six months ended June 30, 2020 were $4.8 million and $4.8 million, with gross realized gains of $11 and $11 thousand, respectively. Proceeds from sales and calls of securities for the year ended December 31, 2019 were $4.5 million and $0.5 million, respectively. Securities pledged as of June 30, 2020, and December 31, 2019 were $13.6 million and $14.9 million, respectively.

The scheduled maturities of securities as of June 30, 2020 are as follows. The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2020
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$4,013	$4,014
Due after one year through five years	26,880	27,463
Due after five years through ten years	3,495	3,573
Due after ten years	315	309
Subtotal	$34,703	$35,359

SBA loan pools	$33,340	$33,098
Mortgage-backed securities	36,201	36,756
Total available-for-sale	$104,244	$105,213

Held-to-maturity
Due in one year or less	$204	$204
Due after one year through five years	1,001	999
Subtotal	$1,205	$1,203

Mortgage-backed securities	$430	$449
Total held-to-maturity	$1,635	$1,652

At  June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding at June 30, 2020 and December 31, 2019, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2020
Available-for-sale
Small Business Administration loan pools	$25,008	$(204)	$4,278	$(73)	$29,286	$(277)
Mortgage-backed securities	2,970	(17)	—	—	2,970	(17)
U.S. agency obligations	2,004	(1)	—	—	2,004	(1)
Community Development District bonds	587	(8)	—	—	587	(8)
Municipals	—	—	—	—	—	—
Corporate bonds	1,000	(1)	—	—	1,000	(1)
Total available-for-sale	$31,569	$(231)	$4,278	$(73)	$35,847	$(304)

December 31, 2019
Available-for-sale
SBA loan pools	$9,984	$(63)	$4,035	$(76)	$14,019	$(139)
Mortgage-backed	1,914	(24)	2,541	(28)	4,455	(52)
U.S. agency obligations	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale	$11,898	$(87)	$6,576	$(104)	$18,474	$(191)

The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Because the decline in fair value is attributable to changes in interest rates and not credit quality, since we do not have any securities in an OTTI position, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020. No credit losses were recognized in operations during for the six months ended June 30, 2020 or during 2019.

NOTE 4 — LOANS

Loans at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Commercial real estate	$704,947	$270,981
Residential real estate	388,613	342,257
Commercial	393,020	129,477
Construction and development	76,684	41,465
Consumer and other loans	13,281	8,287
	1,576,545	792,467
Less –
Unearned loan origination (fees) costs, net	(7,639)	(752)
Allowance for loan losses	(9,045)	(6,548)
	$1,559,861	$785,167

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The bank had five loans totaling $4.5 million on nonaccrual as of June 30, 2020. The bank had three loans totaling $2.3 million on nonaccrual as of December 31, 2019.

There are two loans with a balance of $1.6 million at 90 days past due still accruing as of June 30, 2020 and no loans over 90 days past due and accruing as of December 31, 2019.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans:

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
June 30, 2020
Commercial real estate	$—	$2,399	$—	$305	$2,704	$702,243	$704,947
Residential real estate	641	854	300	3,150	4,945	383,668	388,613
Commercial	—	—	—	1,069	1,069	391,951	393,020
Construction and land development	—	—	—	—	—	76,684	76,684
Consumer and other	—	—	1,348	—	1,348	11,933	13,281
Total	$641	$3,253	$1,648	$4,524	$10,066	$1,566,479	$1,576,545

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2019
Commercial real estate	$—	$2,428	$—	$—	$2,428	$268,553	$270,981
Residential real estate	304	—	—	483	787	341,470	342,257
Commercial	—	134	—	1,797	1,931	127,546	129,477
Construction and land development	—	—	—	—	—	41,465	41,465
Consumer and other	—	—	—	—	—	8,287	8,287
Total	$304	$2,562	$—	$2,280	$5,146	$787,321	$792,467

At June 30, 2020, there were eight impaired loans with recorded investments totaling $16.1 million, of which there was one impaired loan with a recorded investment of $1.1 million with an allowance of $625 thousand. The average net investment on the impaired residential real estate and commercial loans during the three months ended June 30, 2020 were $1.6 million. Residential real estate loans had $29 thousand and $63 thousand interest income recognized for the three and six months ended June 30, 2020, which was equal to the cash basis interest income. At December 31, 2019, there were five impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’s judgment) with recorded investments totaling $3.6 million with no allowance. At December 31, 2019, there was one commercial loan impaired with a recorded investment of $1.1 million with a $626 thousand allowance. The average net investment on the impaired residential real estate and commercial loans during 2019 was $846 thousand. The residential real estate loans had $17 thousand interest income recognized which was equal to cash basis interest income.

Troubled Debt Restructurings:

The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings were $334 thousand and $367 thousand as of June 30, 2020 and December 31, 2019, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2020 and December 31, 2019. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $0.5 million are reviewed at least annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as substandard or special mention are reviewed quarterly by the Company for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded upon initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit-worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard, doubtful, or even charged-off. The Company uses the following definitions for risk ratings:

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

Special mention: A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard: A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2020
Commercial real estate	$700,637	$1,606	$2,704	$—	$704,947
Residential real estate	376,743	8,908	2,962	—	388,613
Commercial	382,705	391	9,924	—	393,020
Construction and land development	76,684	—	—	—	76,684
Consumer	13,281	—	—	—	13,281
Total	$1,550,050	$10,905	$15,590	$—	$1,576,545

December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and land development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	June 30, 2020
Commercial real estate	$305
Residential real estate	402
Commercial	725
Construction and development	3,063
Consumer and other loans	—
Carrying amount	$4,495

Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	2020
Balance at January 1	$—
New loans purchased	(418)
Accretion of income	(18)
Reclassifications from nonaccretable difference	—
Disposals	—
Balance at June 30	$(436)

For those purchased credit impaired loans disclosed above, no allowances for loan losses were reversed through the six months ended June 30, 2020.

The credit fair value adjustment on purchased credit impairment (“PCI”) loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan. PCI loans purchased during the six months ended June 30, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	March 26, 2020
Contractually required principal and interest by loan type
Commercial real estate	$415
Residential real estate	590
Commercial	2,324
Construction and development	5,639
Consumer and other loans	-
Total	$8,968
Contractual cash flows not expected to be collected (nonaccretable discount)
Commercial real estate	$68
Residential real estate	126
Commercial	1,519
Construction and development	2,818
Consumer and other loans	-
Total	$4,531

Expected cash flows	$4,437
Interest component of expected cash flows (accretable discount)	(418)
Fair value of PCI loans accounted for under ASC 310-30	$4,019

Paycheck Protection Program (PPP)

The Company has participated in the Paycheck Protection Program (PPP) offered through the U.S. Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. As of June 30, 2020, the Company has processed, closed and funded more than 1,400 loans representing $224.0 million in relief proceeds. The majority of these loans have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Bank. Interest income on loans include PPP loan fees. PPP loan fees recognized during the three and six months ended June 30, 2020 were $675.0 thousand.

Debt Service Relief Requests Related to COVID-19

As of June 30, 2020, we have reviewed and processed numerous debt service relief requests in accordance with Section 4013 of the CARES Act and interagency guidelines published by federal banking regulators on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered TDRs. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months.

To manage credit risk, the Company increased oversight and analysis of $44.1 million of loans to borrowers in vulnerable industries such as hotels and hospitality. As of June 30, 2020, $30.7 million of these loans where provided payment relief consistent with Section 4013 of the CARES Act and the interagency guidelines published on March 13, 2020 and are performing under the terms of those modifications. The remaining loans in this group continue to perform according to their terms.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the three and six months ended June 30, 2020 and 2019:

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$2,661	$3,260	$963	$451	$59	$7,394
Provision for loan losses	131	249	1,202	26	142	1,750
Loans charged-off	-	-	-	-	(99)	(99)
Recoveries	-	-	-	-	-	-
Total ending allowance balance	$2,792	$3,509	$2,165	$477	$102	$9,045

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$1,086	$2,544	$1,527	$344	$71	$5,572
Provision for loan losses	225	115	51	27	77	495
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	2	2
Total ending allowance balance	$1,311	$2,659	$1,578	$371	$150	$6,069

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
Six months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$1,845	$3,116	$1,235	$272	$81	$6,549
Provision for loan losses	947	393	930	205	120	2,595
Loans charged-off	—	—	—	—	(99)	(99)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$2,792	$3,509	$2,165	$477	$102	$9,045

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
Six months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$1,435	$1,822	$2,106	$262	$60	$5,685
Provision for loan losses	(124)	837	(528)	109	88	382
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	2	2
Total ending allowance balance	$1,311	$2,659	$1,578	$371	$150	$6,069

				Construction
	Commercial	Residential		and Land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
June 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$625	$—	$—	$625
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	2,792	3,509	1,540	477	102	8,420
Total ending allowance balance	$2,792	$3,509	$2,165	$477	$102	$9,045

Loans:
Loans individually evaluated for impairment	$2,704	$3,484	$9,924	$—	$—	$16,112
Loans collectively evaluated for impairment	702,243	385,129	383,096	76,684	13,281	1,560,433
Total ending loans balance	$704,947	$388,613	$393,020	$76,684	$13,281	$1,576,545

December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$626	$—	$—	$626
Collectively evaluated for impairment	1,845	3,116	609	272	81	5,923
Total ending allowance balance	$1,845	$3,116	$1,235	$272	$81	$6,549

Loans:
Loans individually evaluated for impairment	$2,428	$483	$1,797	$—	$—	$4,708
Loans collectively evaluated for impairment	268,553	341,774	127,680	41,465	8,287	787,759
Total ending loans balance	$270,981	$342,257	$129,477	$41,465	$8,287	$792,467

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of June 30, 2020 and December 31, 2019, all securities available for sale were Level 2.

Equity securities: The Company values equity securities at readily determinable market value at the end of each period. Changes in fair value are recognized through net income.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements
		at June 30, 2020 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
June 30, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Small Business Administration loan pools	$33,098	$—	$33,098	$—
Mortgage-backed securities	36,756	—	36,756	—
U.S. agency obligations	8,163	—	8,163	—
Community Development District bonds	23,097	—	23,097	—
Municipals	1,095	—	1,095	—
Corporate bonds	3,004	—	3,004	—
Total	$105,213	$—	$105,213	$—
Equity
Mutual funds	$995	$—	$995	$—
Total	$995	$—	$995	$—

		Fair Value Measurements
		at December 31, 2019 Using:
			Significant
		Quoted Prices in	Other	significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
SBA loans pools	$17,183	$—	$17,183	$—
Mortgage-backed securities	5,185	—	5,185	—
U.S. agency obligations	4,070	—	4,070	—
Corporate bonds	2,003	—	2,003	—
Total	$28,441	$—	$28,441	$—
Equity
Mutual funds	$971	$—	$971	$—
Total	$971	$—	$971	$—

There were no securities reclassified into or out of Level 3 during the six months ended June 30, 2020 or for the year ended December 31, 2019.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at June 30, 2020 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	444	—	—	444	(625)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$444	$—	$—	$444	$(625)

Fair Value Measurements
at December 31, 2019 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2019	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	442	—	—	442	(627)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$442	$—	$—	$442	$(627)

As shown above our impaired loans consist solely of commercial loans considered to be Level 3.  These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Bank’s financial instruments (in thousands):

	June 30, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$253,041	$253,041	Level 1
Federal Funds Sold	39,444	39,444	Level 1
Securities, Available for Sale	105,213	105,213	Level 2
Securities, Held to Maturity	1,635	1,652	Level 2
Securities, Equity	995	995	Level 2
Loans, net	1,559,861	1,583,195	Level 3
Company Owned Life Insurance	17,113	17,113	Level 2
Accrued Interest Receivable	5,495	5,495	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,516,443	1,547,642	Level 2
Federal Home Loan Bank Advances	65,077	62,357	Level 2
Accrued Interest Payable	541	541	Level 2

	December 31, 2019
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$171,980	$171,980	Level 1
Federal Funds Sold	26,970	26,970	Level 1
Securities, Available for Sale	28,441	28,441	Level 2
Securities, Held to Maturity	214	224	Level 2
Securities, Equity	971	971	Level 2
Loans, net	785,167	796,924	Level 3
Company Owned Life Insurance	16,858	16,858	Level 2
Accrued Interest Receivable	2,498	2,498	Level 1, 2 & 3

Financial Liabilities:
Deposits	892,873	883,225	Level 2
Federal Home Loan Bank Advances	55,000	54,649	Level 2
Line of Credit	9,999	9,999	Level 1
Accrued Interest Payable	373	373	Level 2

NOTE 7 — LEASES

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company’s ROU assets are classified under premises and equipment on the Balance Sheet. The ROU liabilities are classified under other liabilities. The Company recorded $1.6 million during the six months ended June 30, 2020 and $6.0 million during the year ended December 31, 2019. The total amount of ROU was $7.3 and $6.4 million at June 30, 2020 and December 31, 2019, respectively.

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

Lease cost for the three and six months ended June 30, 2020 and 2019 consists of:

	Three-month	Three-month	Six-month	Six-month
	period ended	period ended	period ended	period ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating Lease and Interest Cost	$445	$255	$756	$444
Variable Lease Cost	142	82	249	177
Total Lease Cost	$587	$337	$1,005	$621

The following table provides supplemental information related to leases for the three and six months ended June 30, 2020 and 2019:

	Three-month		Three-month		Six-month	Six-month
	period ended		period ended		period ended	period ended
	June 30, 2020		June 30, 2019		June 30, 2020	June 30, 2019
Operating Lease - Operating Cash Flows (Fixed Payments)	$445		$255		$756	$444
Operating Lease - Operating Cash Flows (Liability Reduction)	$416		$203		$669	$203
New ROU Assets - Operating Leases	$—		$411		$1,620	$411
Weighted Average Lease Term (Years) - Operating Leases					6.02	7.47
Weighted Average Discount Rate - Operating Leases		%		%	3.02%	3.07%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2020 is as follows:

June 30, 2020
Operating lease payments due:
Within one year	$1,604
After one but within two years	1,223
After two but within three years	1,204
After three but within four years	1,134
After four years but within five years	944
After five years	1,587
Total undiscounted cash flows	7,696
Discount on cash flows	(373)
Total operating lease liabilities	$7,323

Lessor Leases

ASC 842 also impacted lessor accounting. Currently the Company does not have any lessor leases (formerly known as capital leases) to report on its financials.

Lease Termination

On June 19, 2020, the Company exercised an option to early terminate a lease for a former operational office of Marquis Bank and a branch located in Coral Gables (the “Closed Offices”). The Closed Offices were located less than one mile from the Bank’s already established Coral Gables location. The cost to exercise the option on the Closed Offices was $322.8 thousand and decreased the life of the lease by approximately 15 months. As a result of exercising the option, the lease will terminate in March 2021 as opposed to June 2022. This resulted in a savings of over $400 thousand in lease payments plus expenses. The cost of the option will be amortized through the end of the lease in March 2021.

NOTE 8 — BUSINESS COMBINATION

Acquisition of Marquis Bancorp, Inc.

On March 26, 2020, we closed our acquisition with Marquis Bancorp. (MBI) and its wholly owned subsidiary, Marquis Bank, headquartered in Coral Gables, Florida. Each share of MBI common stock issued and outstanding immediately prior to closing was converted into 1.2048 shares of the Company’s Class A common stock, with cash paid in lieu of fractional shares. The Company issued 4,227,816 shares of its Class A Common Stock as consideration in the acquisition. No MBI shareholders exercised appraisal rights. In addition, all stock options of MBI granted and outstanding on the closing date of the acquisition were converted into an option to purchase shares of our Class A Common Stock based on the exchange ratio.

MBI results of operations were included in the Company’s results beginning March 27, 2020. Acquisition-related costs of $0.6 and $2.2 million are included in non-interest expense in the Company’s income statement for the three and six months ended June 30, 2020 and 2019, respectively. The fair value of the Class A common shares issued as part of the consideration paid for MBI was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

The acquisition of MBI was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. Goodwill of $14.7 million arising from the acquisition consisted of operational efficiencies and potential cost savings through consolidating and integrating MBI’s operations into the Company’s existing operations. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition of MBI as new information and circumstances relative to closing date fair values are known. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and goodwill, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The following table summarizes the consideration paid for MBI and the estimated fair values of the assets acquired, and liabilities assumed at the date of the MBI acquisition, net of total consideration paid:

Estimated
Fair Value at
(In thousands, except per share data)	March 26, 2020
Number of MBI common shares outstanding	3,509,143
Per share exchange ratio	1.2048
Number of shares of common stock issued	4,227,816
Multiplied by common stock price per share on March 26, 2020	$15.21
Value of common stock issued	64,305
Cash paid in lieu of fractional shares	1
Fair value of MBI stock options converted to PFHD options	393
Fair value of total consideration transferred	$64,699

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$26,860
Securities, Available for Sale	27,029
Securities, Held to Maturity	1,466
Loans	520,606
Premises and equipment	824
Accrued interest receivable	1,525
Core deposit intangibles	3,964
Other assets	7,100
Total asset acquired	589,374

Deposits	497,166
Federal Home Loan Bank advances	25,103
Subordinated notes payable	9,920
Accrued interest payable	610
Other Liabilities	6,604
Total liabilities assumed	539,403

Total identifiable net assets	49,971

Goodwill	$14,728

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

The table below illustrates the fair value adjustments made to the amortized cost basis to present the fair value of the loans acquired.

March 26, 2020
Gross principal balance	$539,855
Interest rate fair value adjustment on performing loans	3,109
Credit fair value adjustment on performing loans	(18,242)
Fair value adjustment on PCI loans	(4,116)
Fair value of acquired loans	$520,606

The credit fair value adjustment on PCI loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

March 26, 2020
Contractually required principal and interest at acquisition	$8,968
Contractual cash flows not expected to be collected (nonaccretable discount, includes principal and interest)	(4,531)
Expected cash flows at acquisition	4,437
Interest component of expected cash flows (accretable discount)	(418)
Fair value of PCI loans accounted for under ASC-310-30	$4,019

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

For PCI loans, acquired with evidence of credit deterioration, the Company prepared a specific credit risk fair value adjustment in accordance with ASC 310-30. The fair value adjustment of $4.1 million represents the present value of expected cash flows at market participant discount rates in accordance with ASC 310-30. This fair value adjustment was segregated into 2 pieces: (i) non-accretable discount which represents the portion of the loan balances that has been deemed uncollectible of $4.5 million, and (ii) accretable discount of $0.4 million which would represent an adjustment for the expected future cash flows discounted at a market participant discount rate. The accretable discount will be recognized on a level yield basis.

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

The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit was valued at $1.8 million is being amortized into income on a level yield amortization method over the contractual life of the deposits.

The fair value adjustment of FHLB advances was determined based upon an estimated fair value received from the FHLB Atlanta. The FHLB advances was valued at $0.1 million and will be amortized into the remaining life of the Advances.

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

	Three months ended	Six months ended
(In thousands, except per share data)	June 30, 2019	June 30, 2019
Net interest income	$8,142	$16,398
Net income	1,347	2,867
EPS - basic	$0.23	$0.48
EPS - diluted	$0.22	$0.47

NOTE 9 — SUBSEQUENT EVENTS

Coex Coffee International Inc.

The Company learned on July 15, 2020 that one of its borrowers, Coex Coffee International Inc. (“Coex”), filed a Petition Commencing an Assignment for the Benefit of Creditors in the 11th Judicial Circuit Court in Miami-Dade County, Florida. Coex is primarily in the business of purchasing and selling green coffee beans. Coex has financed its business through various credit facilities from ten financial institutions in an amount totaling $191.9 million. The Company currently has a total of thirty-one (31) advances to Coex for the purchase of coffee from growers for periods of up to 90 days with an aggregate outstanding balance of $12.4 million. However, $4.1 million has been participated out without recourse to another financial institution leaving the Company with a current balance of $8.3 million as of July 10, 2020. The loans are required to be over-collateralized. While at the time of petition, the advances were current, through court documents and legal inquiry (by the Company’s counsel), the Company is presently investigating the status of its security and collateral. The situation remains fluid and as more information is obtained by the Company, we will evaluate the status and reserve associated with this loan. As part of our evaluation of the Coex credit, the Company classified $8.9 million as performing substandard as of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management’s Discussion and Analysis of the Financial Condition and Results of Operations (“MD&A”) of Professional Holding Corp. (the “Company”) for the three and six months ended June 30, 2020. This MD&A should be read in conjunction with the financial statements above and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 10-Q”).

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q contains certain forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect our current opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding, among other things, future events or future results, in contrast with statements that reflect historical facts. These statements are often, but not always, made through the use of conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should” or the negative versions of these terms or other comparable terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:

●	the duration and severity of the COVID 19 pandemic, both in our principal area of operations and nationally, and the impact of the pandemic, including the government’s responses to the pandemic, on our and our customers’ operations, personnel, and business activity (including developments and volatility), as well as the pandemic’s impact on the credit quality of our loan portfolio and on financial market and general economic conditions.

●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
●	the frequency and magnitude of foreclosure of our loans;
●	changes in the securities, real estate markets and commodities markets (including fluctuations in the price of coffee or oil);
●	our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
●	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
●	increased competition and its effect on pricing of our products and services as well as our margins;
●	legislative or regulatory changes;
●	potential business uncertainties as we integrate MBI into our operations, including into our operations critical accounting estimates;
●	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
●	the Bank’s ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
●	changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;
●	our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
●	negative publicity and the impact on our reputation;
●	our ability to attract and retain highly qualified personnel;
●	technological changes;
●	cybersecurity risks including security breaches, computer viruses, and data processing system failures and errors;
●	our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
●	changes in monetary and fiscal policies of the U.S. Government and the Federal Reserve;
●	inflation, interest rate, unemployment rate, market, and monetary fluctuations;
●	the efficiency and effectiveness of our internal control environment;
●	the ability of our third-party service providers to continue providing services to us and clients without interruption;
●	geopolitical developments;

●	the effects of harsh weather conditions, including hurricanes, and other natural disasters (including pandemics such as COVID-19) man-made disasters;
●	potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
●	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●	changes in consumer spending and saving habits;
●	growth and profitability of our noninterest income; and
●	anti-takeover provisions under federal and state law as well as our governing documents.

If one or more events related to these or other risks or uncertainties materialize or intensify, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this prospectus are made only as of the date of the Quarterly Report on Form 10-Q. New factors emerge from time to time, and it is not possible for us to predict which will arise. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, except as may be required by law.

Executive Overview

Highlights of our performance and financial condition as of and for the three and six months ended June 30, 2020 and other key events that have occurred during 2020 are provided below.

Results of Operations for the three months ended June 30, 2020

●	Net interest income was $16.3 million, an increase of $9.5 million, or 139.7%, compared to the same period in 2019.
●	For the current quarter, net income was $3.1 million compared to $0.5 million for the same period in 2019. Pre-tax pre-provision net income (non-GAAP, see explanation of Certain unaudited non-GAAP Financial Measures) was $5.7 million for the quarter, an increase of $6.1 million compared to a loss of ($0.6) million in the previous quarter, and a 375% increase compared to the $1.2 million during the same period in 2019.
●	Noninterest income totaled $1.0 million for the second quarter 2020 unchanged from the second quarter 2019.
●	Noninterest expense totaled $11.5 million, an increase of $5.0 million, or 76.9%, compared to the same period in 2019. Increases in employee headcount and MBI acquisition expenses were primarily responsible for the increase.

Results of Operations for the six months ended June 30, 2020

●	Net income of $1.8 million, an increase of $1.0 million, or 112.4%, compared to the same period in 2019.
●	Net interest income of $24.4 million, an increase of $11.0 million, or 82.4%, compared to the same period in 2019. This increase was primarily due to loan growth, partially offset by an increase in total deposits.
●	Provision for loan losses was $2.6 million, an increase of approximately $2.2 million, or 579.3%, compared to the same period in 2019. The increase from 2019 to 2020 was due to reserving additional provisions for the increase in loan growth coupled with the deterioration of the macroeconomic environment.
●	Noninterest income totaled $1.8 million, an increase of $0.5 million, or 42.2%, compared to the same period in 2019. This increase was primarily due to increased service charges on deposit accounts and an increase in our SWAP referral fees.

●	Noninterest expense of $21.0 million, which represented an increase of $8.0 million, or 61.2%, compared to the same period in 2019. This increase was primarily due to increased employee headcount and acquisition expenses.

Financial Condition

●	Total assets increased to $2.0 billion, which represented an increase of $978.6 million, or 92.9%, compared to December 31, 2019. This increase was largely attributable to the completion of the acquisition of MBI and our participation in the SBA Paycheck Protection Program (PPP) funding. New loan originations were $62.6 million for the quarter, compared to $65.2 million the prior quarter, excluding PPP loans. Net new, non-PPP loan growth was relatively flat, with a modest $2.0 million increase.
●	Processed, closed and funded more than 1,400 PPP loans representing $224.0 million in relief proceeds. The majority of these loans have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The amount pledged as of July 10, 2020 was $223.4 million.
●	Net loans increased to $1.6 billion, an increase of $774.7 million, or 98.7%, compared to December 31, 2019. We experienced growth across all loan types due to new organic origination, the MBI merger in the first quarter, and participation in the Payroll Protection Program.
●	Nonperforming assets totaled $6.2 million, which includes seven loans classified as nonperforming and accruing over 90 days past due. There were three loans classified as nonperforming and no loans accruing loans over 90 days past due as of December 31, 2019.
●	The Company maintained its strong capital position. As of June 30, 2020, we were well-capitalized, with a total risk-based capital ratio of 16.0%, a tier 1 risk-based capital ratio of 14.3%, a common equity tier 1 capital ratio of 10.5%, and a leverage ratio of 14.3%. As of December 31, 2019, all of our regulatory capital ratios exceeded the thresholds to be well-capitalized under the applicable bank regulatory requirements.
●	Lending activity for the six months ended June 30, 2020 included new originations (including PPP) of $0.3 million, acquisitions of $0.5 million offset by net paybacks and advances of approximately $15 thousand.

COVID-19 Operational Response and Bank Preparedness

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in the world’s financial markets.

In early March 2020, the Company began preparing for potential disruptions and government limitations of activity relating to the COVID-19 pandemic. Preparations included: (i) conducting COVID-19 testing, (ii) publishing a “work from home” guide for our employees, (iii) phasing in remote operations with a focus on employee safety, redundancy, and business continuity, and (iv) hardware upgrades.  The hardware upgrades included increased mobile/laptop capabilities, increased VPN licenses & bandwidth, and expanded technologies for video and conference line functionality.

The Company issued multi-level communications including the reinforcement of best practices with staff and clients about business and safety precautions and escalation procedures. Steps were taken to reduce branch traffic; additionally, all non-client facing employees are working remotely. Policies and Procedures have been established to (i) take immediate precautionary steps with any employee exposed to COVID-19 and (ii) for the eventual safe and orderly return to the office. The policy and procedures incorporate social distancing procedures and alternating in-office schedules. Branches are given regularly scheduled deep cleanings to ensure workspaces are safe for our employees and clients. In February 2020, 95% of our employees were working in the office and 5% were working remotely.  On, July 10, 2020, approximately 20% of our employees were working in the office and 80% working remotely.

In response to the COVID 19 pandemic we have:

●	Participated in the SBA Paycheck Protection Program. As of July 10, 2020, we have approved more than 1,400 loans representing over $225 million in relief proceeds. These loans as of July 10, 2020 have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Bank.
●	We added an online PPP application form and automated the PPP loan closing documentation process.

●	As of July 10, 2020, we have reviewed and processed 181 debt service relief requests in accordance with Section 4013 of the CARES Act and the Interagency guidelines published on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered troubled debt restructurings. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months. As of July 10, 2020, 13.1% of all loans have been approved for modification. Payment deferrals represent 7.6% of all loans and are comprised of 62 residential real estate loans totaling $43.4 million, 16 loans secured by owner occupied commercial real estate totaling $21.2 million, 20 loans collateralized by non-owner occupied commercial real estate totaling $36.2 million and 5 commercial and industrial loans totaling $2.6 million.
●	To manage credit risk, the Company increased oversight and analysis of $44.1 million of loans to borrowers in vulnerable industries such as hotels and hospitality. As of July 10, 2020, $30.7 million of these loans where provided payment relief consistent with Section 4013 of the CARES Act and the Interagency Guidelines published on March 13, 2020 and are performing under the terms of those modifications. The remaining loans in this group continue to perform according to their terms.

The economic effects of the COVID-19 pandemic have significantly impacted business and economic activity in the U.S. and around the world. There have been full and partial business closures, increases in unemployment as workers are furloughed, laid off, or had hours limited. Such disruptions could adversely affect our loan and deposit fee income as well as create downward pressure on the quality of our loan portfolio possibly leading to an increase in loan charge-offs.

The COVID-19 pandemic is an unprecedented event that has created high levels of uncertainty. We are vigilantly monitoring global events and actions being taken by various Federal and State Agencies. We have maintained interim periodic communications with our regulators and have not experienced any material deposit outflows to date and frequently communicate with our credit clients.

Given the fluidity of the situation, management cannot predict the long-term impact of the COVID-19 pandemic on the Company for the remainder of 2020 or beyond.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	Change
Interest income	$18,522	$9,498	95.0%
Interest expense	2,231	2,667	(16.3)%
Net Interest income	16,291	6,831	138.5%
Provision for loan losses	1,750	495	(253.5)%
Net interest income after provision	14,541	6,336	129.5%
Noninterest income	968	923	4.9%
Noninterest expense	11,548	6,537	76.7%
Income before income taxes	3,961	722	448.6%
Income tax expense	830	223	(272.2)%
Net income	$3,131	$499	527.5%

Net income for the three months ended June 30, 2020 was $3.1 million, an increase of $2.6 million, or 527.5%, from net income for the three months ended June 30, 2019 of $0.5 million. Interest income increased $9.0 million while interest expense decreased $0.4 million, resulting in a net interest income increase of $9.5 million for the three months ended June 30, 2020 compared to the same period in the prior year. The increase in our interest income was primarily due to our growth and yield from our loan portfolio. Provision for loan losses increased by $1.3 million for the three months ended June 30, 2020 compared to the same period in the prior year. The increased provision was intended to address the elevated credit risk levels related to the COVID-19 pandemic. The increase in noninterest expense for the three months ended June 30, 2020 compared to the same period in the prior year was primarily a result of increased employee headcount and acquisition expenses.

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

	For the Three Months Ended June 30,
	2020			2019
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$170,658	$44	0.10%	$65,671	$403	2.49%
Federal funds sold	32,965	12	0.15%	23,723	152	2.60%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,598	131	6.93%	4,291	70	6.62%
Investment securities	109,338	438	1.61%	28,930	161	2.26%
Loans(1)	1,501,590	17,897	4.79%	673,884	8,712	5.24%
Total interest earning assets	1,822,149	18,522	4.09%	796,499	9,498	4.84%
Noninterest earning assets	102,663			47,026
Total assets	1,924,812			843,525
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	994,972	1,617	0.65%	543,668	2,398	1.79%
Borrowed funds	230,516	614	1.07%	45,055	269	2.42%
Total interest-bearing liabilities	1,225,488	2,231	0.73%	588,723	2,667	1.84%
Noninterest-bearing liabilities
Noninterest-bearing deposits	475,613			162,269
Other noninterest-bearing liabilities	19,540			12,438
Shareholders’ equity	204,171			80,095
Total liabilities and shareholders’ equity	$1,924,812			$843,525
Net interest spread(2)			3.36%			3.00%
Net interest income		$16,291			$6,831
Net interest margin(3)			3.60%			3.48%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $891 thousand and $148 thousand for the three months ended June 30, 2020 and 2019, respectively.

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

	For the Three Months Ended June 30, 2020
	Compared to 2019
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$643	$(1,002)	$(359)
Federal funds sold	60	(200)	(140)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	54	7	61
Investment securities	448	(171)	277
Loans	10,701	(1,516)	9,185
Total	$11,906	$(2,882)	$9,024
Interest expense
Interest-bearing deposits	1,991	(2,772)	(781)
Borrowed funds	1,106	(761)	345
Total	$3,097	$(3,533)	$(436)

Net interest income increased by $9.5 million to $16.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Our total interest income was impacted by an increase in interest earning assets, primarily due to growth in our loan portfolio. Average total interest earning assets were $1.8 billion for the three months ended June 30, 2020 compared with $0.8 billion for the three months ended June 30, 2019. The annualized yield on those interest earning assets decreased 75 basis points from 4.84% for the three months ended June 30, 2019 to 4.09% for the three months ended June 30, 2020 due to the recent reductions in the federal funds target interest rates by the Federal Reserve. Our yield on interest earning assets declined during the second quarter of 2020, which was partially offset by lower interest expense on our interest-bearing deposits. The increase in the average balance of interest earning assets was driven almost entirely by growth in our loan portfolio of $844.1 million, representing an increase of 117.9%, to $1.6 billion for the three months ended June 30, 2020 compared to $715.8 million for the three months ended June 30, 2019.

Average interest-bearing liabilities increased by $636.8 million, or 108.2%, from $588.7 million for the three months ended June 30, 2019 to $1.2 billion for the three months ended June 30, 2020. The increase was primarily due to a $451.3 million increase in the average balance of interest-bearing deposits, or 83.0%. The increase in the average balance of interest-bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and, to a lesser extent, negotiable order of withdrawal accounts, or NOW accounts. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.73% for the three months ended June 30, 2020 compared to 1.84% for the three months ended June 30, 2019, annualized average interest rate paid on interest-bearing deposits decreased 114 basis points to 0.65% and the annualized average interest rate paid on borrowed funds decreased by 135 basis points to 1.07%. The decreases in annualized average interest rates primarily reflected a decrease in market interest rates due to decreases in the federal funds target interest rate during the three months ended June 30, 2020. For the three months ended June 30, 2020, our average other noninterest-bearing liabilities increased $7.1 million, or 57.1%, to $19.5 million from $12.4 million during the three months ended June 30, 2019. Average noninterest-bearing deposits also increased $313.3 million, or 193.1%, from $162.3 million to $475.6 million for the same periods. For the three months ended June 30, 2020, our annual net interest margin was 3.60% and net interest spread was 3.36%. For the three months ended June 30, 2019, annual net interest margin was 3.48% and net interest spread was 3.00%. Our net interest margin was positively affected by 0.12% during the three months ended June 30, 2020, compared to the same period in 2019 because rates paid on our interest-bearing deposits, our primary funding source, decreased greater than loan yields, which were also adversely impacted due to falling yields on 10-year treasury notes. As a result of the recent reductions in the federal funds target interest rates as well as continued declines in the 10-year treasury yield, average rates earned on interest earning assets and average rates paid on our interest-bearing deposits generally declined during the three months ended June 30, 2020. Correspondingly new loans were priced at lower yields in comparison to previously held loans which led to numerous loan payoffs in 2020 compared to 2019.

NET INTEREST INCOME AND MARGIN

Net Interest Income
($ in millions)
$6,831
$7,253
$7,438
$8,061
$16,291
3.44%
3.30%
3.05%
2.99%
3.72%
3.60%
3.19%
2Q 2019
3Q 2019
4Q 2019
1Q 2020
2Q 2020
Net Interest Income
NIM (ex. PPP, and inc. PA)
NIM
NIM(ex. PPP and PA)

NIM = Net Interest Margin
PPP = Paycheck Protection Program
PA = Purchase Accounting

Net interest income totaled $16.3 million for the second quarter of 2020, up $8.2 million or 101.2% from the prior quarter and up $9.5 million or 138.5% from the second quarter of 2019.

Net interest margin increased sixty one basis points quarter-over-quarter to 3.60% for the second quarter of 2020. Our NIM increased primarily due to a reduction in our cost of funds from 1.45% in the first quarter to 0.73% in the second.

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

Our provision for loan losses amounted to $1.8 million for the three months ended June 30, 2020 and $0.5 million for the three months ended June 30, 2019. The increase from 2019 to 2020 was due to reserving additional provisions to address the elevated credit risk levels related to the COVID-19 pandemic. Our allowance for loan losses as a percentage of total loans (excluding PPP loans) was 0.67% at June 30, 2020 compared to 0.83% at December 31, 2019. The decrease was primarily the result of extraordinary loan growth from the acquisition. The acquired loans were recorded at fair value at the acquisition date without carryover of MBI’s previously established allowance for loan losses. The fair value marks on acquired loans include credit losses. We recorded one net charge-off for $0.1 million for the three months ended June 30, 2020. We did not record any net charge-offs for the three months ended June 30, 2019.

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

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income
Deposit account service charges	$307	$281	9.3%
Mortgage banking revenue	225	34	561.8%
Gain on sale of securities	11	3	266.7%
Swap referral fees	210	465	(54.8)%
SBA origination fees	114	64	78.1%
Other fees and charges	101	76	32.9%
Total noninterest income	$968	$923	4.9%

Noninterest income for the three months ended June 30, 2020 was $1.0 million, a $0.04 million or 4.9% increase compared to noninterest income of $0.9 million for the three months ended June 30, 2019. The increase was primarily due to an increase in mortgage banking revenues, of $0.2 million, or 561.8%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to selling fixed long-term mortgages to third party investors.

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

	Three Months Ended June 30,
			Increase
(Dollars in thousands)	2020	2019	(Decrease)
Noninterest expense
Salaries and employee benefits	$6,912	$4,558	51.6%
Occupancy and equipment	1,081	602	79.6%
Data processing	421	162	159.9%
Marketing	151	133	13.5%
Professional fees	806	307	162.5%
Acquisition expenses	560	—	100.0%
Regulatory assessments	300	145	106.9%
Other	1,317	630	109.0%
Total noninterest expense	$11,548	$6,537	76.7%

Noninterest expense amounted to $11.5 million for the three months ended June 30, 2020, an increase of $5.0 million, or 76.7%, compared to $6.5 million for the three months ended June 30, 2019. The increase was primarily due to the acquisition expenses and an increase in salaries and benefits from increased employee headcount, increases in occupancy and equipment expense due to the opening of two new branches and the digital innovation center, and professional services expense due to costs related to building the organizational infrastructure of a publicly traded company.

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

Income tax provision was $0.8 million for the three months ended June 30, 2020 compared to $0.2 million for the three months ended June 30, 2019. Our effective tax rates for those periods were 21.0% and 30.9%, respectively. The decrease in the effective tax rate was primarily due to the increase in tax-exempt interest income and the retroactive reduction of the 2018 Florida income tax rate, as well as the decrease in non-deductible expenses.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Change
Interest income	$29,542	$18,270	61.7%
Interest expense	5,190	4,918	5.5%
Net Interest income	24,352	13,352	82.4%
Provision for loan losses	2,595	382	(579.3)%
Net interest income after provision	21,757	12,970	67.7%
Noninterest income	1,824	1,283	42.2%
Noninterest expense	21,034	13,047	61.2%
Income before income taxes	2,547	1,206	111.2%
Income tax expense	733	352	(108.2)%
Net income	$1,814	$854	112.4%

Net income for the six months ended June 30, 2020 was $1.8 million, an increase of $1.0 million, or 112.4%, from net income for the six months ended June 30, 2019 of $0.9 million. Interest income increased $11.3 million while interest expense increased $0.3 million, resulting in a net interest income increase of $11.0 million for the six months ended June 30, 2020 compared to the same period in the prior year. The increase in our interest income was primarily due to our growth and yield from our loan portfolio. Provision for loan losses increased by $2.2 million for the six months ended June 30, 2020 compared to the same period in the prior year. The increased provision was intended to address the elevated credit risk levels related to the COVID-19 pandemic. Noninterest income increased $0.5 million and noninterest expense increased $8.0 million for the six months ended June 30, 2020 compared to the same period in the prior year. The increase in noninterest expense for the six months ended June 30, 2020 compared to the same period in the prior year was primarily a result of increased employee headcount and acquisition expenses.

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

	For the Six Months Ended June 30,
	2020			2019
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$173,907	$629	0.73%	$45,412	$546	2.42%
Federal funds sold	33,954	131	0.78%	—	—	—%
Federal Reserve Bank stock, FHLB stock and other corporate stock	6,550	210	6.45%	2,230	—	—%
Investment securities	79,207	660	1.68%	32,741	430	2.67%
Loans(1)	1,157,337	27,912	4.85%	554,064	15,165	5.52%
Total interest earning assets	1,450,955	29,542	4.09%	634,448	16,141	5.13%
Noninterest earning assets	80,730			19,130
Total assets	1,531,685			653,578
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	879,749	4,243	0.97%	422,325	4,168	1.99%
Borrowed funds	146,828	947	1.30%	49,335	910	3.73%
Total interest-bearing liabilities	1,026,577	5,190	1.02%	471,659	5,078	2.17%
Noninterest-bearing liabilities
Noninterest-bearing deposits	332,474			126,143
Other noninterest-bearing liabilities	15,801			2,330
Shareholders’ equity	156,833			53,116
Total liabilities and shareholders’ equity	$1,531,685			$653,578
Net interest spread(2)			3.08%			2.96%
Net interest income		$24,352			$11,063
Net interest margin(3)			3.38%			3.52%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $1.1 million and $393 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

	For the Six Months Ended June 30, 2020
	Compared to 2019
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$1,545	$(1,462)	$83
Federal funds sold	—	131	131
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	—	210	210
Investment securities	610	(380)	230
Loans	16,514	(3,767)	12,747
Total	$18,669	$(5,268)	$13,401
Interest expense
Interest-bearing deposits	4,515	(4,440)	75
Borrowed funds	1,798	(1,761)	37
Total	$6,313	$(6,201)	$112

Net interest income increased by $13.3 million to $24.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Our total interest income was impacted by an increase in interest earning assets, primarily due to growth in our loan portfolio. Average total interest earning assets were $1.5 billion for the six months ended June 30, 2020 compared with $0.6 billion for the six months ended June 30, 2019. The annualized yield on those interest earning assets decreased 104 basis points from 5.13% for the six months ended June 30, 2019 to 4.09% for the six months ended June 30, 2020 due to the recent reductions in the federal funds target interest rates by the Federal Reserve. Our yield on interest earning assets declined during the six months ended June 30, 2020, which was partially offset by lower interest expense on our interest-bearing deposits. The increase in the average balance of interest earning assets was driven almost entirely by growth in our loan portfolio of $844.1 million, representing an increase of 117.9%, to $1.6 billion for the six months ended June 30, 2020 compared to $715.8 million for the six months ended June 30, 2020.

Average interest-bearing liabilities increased by $554.9 million, or 117.7%, from $471.7 million for the six months ended June 30, 2019 to $1.0 billion for the six months ended June 30, 2020. The increase was primarily due to a $457.4 million increase in the average balance of interest-bearing deposits, or 108.3%. The increase in the average balance of interest-bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, and, to a lesser extent, negotiable order of withdrawal accounts, or NOW accounts. The annualized average interest rate paid on average interest-bearing liabilities decreased to 1.02% for the six months ended June 30, 2020 compared to 2.17% for the six months ended June 30, 2019, annualized average interest rate paid on interest-bearing deposits decreased 102 basis points to 0.97% and the annualized average interest rate paid on borrowed funds decreased by 243 basis points to 1.30%. The decreases in annualized average interest rates primarily reflected a decrease in market interest rates due to decreases in the federal funds target interest rate during the six months ended June 30, 2020. For the six months ended June 30, 2020, our average other noninterest-bearing liabilities increased $13.5 million, or 578.2%, to $15.8 million from $2.3 million during the six months ended June 30, 2019. Average noninterest-bearing deposits also increased $206.3 million, or 163.6%, from $126.1 million to $332.5 million for the same periods. For the six months ended June 30, 2020, our annual net interest margin was 3.38% and net interest spread was 3.08%. For the six months ended June 30, 2019, annual net interest margin was 3.52% and net interest spread was 2.96%. Our net interest margin was adversely affected by 0.14% during the six months ended June 30, 2020, compared to the same period in 2019 because rates paid on our interest-bearing deposits, our primary funding source, decreased greater than loan yields, which were also adversely impacted due to falling yields on 10-year treasury notes. As a result of the recent reductions in the federal funds target interest rates as well as continued declines in the 10-year treasury yield, average rates earned on interest earning assets and average rates paid on our interest-bearing deposits generally declined during the six months ended June 30, 2020. Correspondingly new loans were priced at lower yields in comparison to previously held loans which led to numerous loan payoffs at the beginning of 2020 compared to 2019.

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

Our provision for loan losses amounted to $2.6 million for the six months ended June 30, 2020 and $0.4 million for the six months ended June 30, 2019. The increase from 2019 to 2020 was due to reserving additional provisions to address the elevated credit risk levels related to the COVID-19 pandemic. Our allowance for loan losses as a percentage of total loans (excluding PPP loans) was 0.67% at June 30, 2020 compared to 0.83% at December 31, 2019. The decrease was primarily the result of extraordinary loan growth from the acquisition. The acquired loans were recorded at fair value at the acquisition date without carryover of MBI’s previously established allowance for loan losses. The fair value marks on acquired loans include credit losses. We recorded one net charge-off for $0.1 million for the six months ended June 30, 2020. We did not record any net charge-offs for the six months ended June 30, 2019.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, interest rate swap referral fees, origination fees for SBA loans, and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method. The following table presents the major categories of noninterest income for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income
Deposit account service charges	$529	$357	48.2%
Mortgage banking revenue	369	103	258.3%
Gain on sale of securities	15	3	400.0%
Swap referral fees	473	465	1.7%
SBA origination fees	114	79	44.3%
Other fees and charges	324	276	17.4%
Total noninterest income	$1,824	$1,283	42.2%

Noninterest income for the six months ended June 30, 2020 was $1.8 million, a $0.5 million or 42.2% increase compared to noninterest income of $1.3 million for the six months ended June 30, 2019. The increase was primarily due to an increase in mortgage banking revenues, of $0.3 million, or 258.3%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to selling fixed long-term mortgages to third party providers. We also experienced an increase in deposit account service charges of $0.2 million, or 48.2%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to deposit activity increases from the acquisition.

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

	Six Months Ended June 30,
			Increase
(Dollars in thousands)	2020	2019	(Decrease)
Noninterest expense
Salaries and employee benefits	$12,175	$8,872	37.2%
Occupancy and equipment	1,855	1,123	65.2%
Data processing	597	324	84.3%
Marketing	288	272	5.9%
Professional fees	1,161	582	99.5%
Acquisition expenses	2,223	—	100.0%
Regulatory assessments	514	307	67.4%
Other	2,221	1,567	41.7%
Total noninterest expense	$21,034	$13,047	61.2%

Noninterest expense amounted to $21.0 million for the six months ended June 30, 2020, an increase of $8.0 million, or 61.2%, compared to $13.0 million for the six months ended June 30, 2019. The increase was primarily due to the acquisition expenses and to a lesser extent, an increase in salaries and benefits, from increased employee headcount, increases in occupancy and equipment expense due to the opening of two new branches and the digital innovation center, and professional services expense due to costs related to building the organizational infrastructure of a publicly traded company.

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

Income tax provision was $0.7 million for the six months ended June 30, 2020 compared to $0.4 million for the six months ended June 30, 2019. Our effective tax rates for those periods were 28.8% and 29.2%, respectively. The decrease in the effective tax rate was primarily due to the increase in tax-exempt interest income and the retroactive reduction of the 2018 Florida income tax rate, offset by the increase of non-deductible expenses.

Financial Condition

For the six months ended June 30, 2020, our total assets increased by $978.6 million, or 92.9%, to approximately $2.0 billion. Net loans increased to $1.6 billion, an increase of $774.7 million, or 98.7%, compared to December 31, 2019 as a result of the acquisition, the SBA Paycheck Protection Program (PPP) and new organic origination. Interest-bearing deposits at other financial institutions increased due to our desire to maintain our excess liquidity in more liquid assets due to our significant loan growth and a continued robust demand for loans. Shareholders’ equity increased $123.1 million, or 155.3%, to $202.4 million at June 30, 2020 compared to December 31, 2019, primarily due to our acquisition of MBI and initial public offering.

Interest-Bearing Deposits at Other Financial Institutions

Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. For the six months ended June 30, 2020, interest-bearing deposits at other financial institutions increased $64.4 million, or 42.8%, to $215.0 million from $150.6 million at December 31, 2019. The increase was primarily due to our desire to maintain excess liquidity in more liquid assets to fund our loan growth. As we continue to grow, so do our liquidity needs.

Investment Securities

We use our securities portfolio to provide a secondary source of liquidity, achieve additional interest income through higher yields on funds invested (compared to other options, such as interest-bearing deposits at other banks or fed funds sold), manage interest rate risk, and meet both collateral and regulatory capital requirements.

Securities may be classified as either trading, held-to-maturity, available-for-sale or equity. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available-for-sale securities consist of securities not classified as trading securities nor as held-to maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Our investment portfolio increased by $78.2 million, or 264.0%, from $29.6 million at December 31, 2019, to $107.8 million at June 30, 2020, primarily due to the acquisition of the Marquis Bank securities portfolio and the investment of a portion of the proceeds from our 2020 initial public offering into securities available for sale, although substantially more of these proceeds were invested in more liquid assets to provide more liquidity to fund our loan growth and securities available for sale. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, community development district bonds, corporate bonds and equity securities (including mutual funds).

The following tables summarize the contractual maturities and weighted-average yields of investment securities as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale
Small Business Administration loan pools	$33,340	$33,098	$17,303	$17,183
Mortgage-backed securities	36,201	36,756	5,237	5,185
U.S. agency obligations	8,015	8,163	4,000	4,070
Community Development District bonds	22,616	23,097	—	—
Municipals	1,070	1,095	—	—
Corporate bonds	3,002	3,004	2,000	2,003
Total	$104,244	$105,213	$28,540	$28,441
Securities Held to Maturity
Mortgage-backed securities	430	449	—	—
US Treasury	204	204	—	—
Foreign Bonds	1,001	999	214	224
Total	$1,635	$1,652	$214	$224
Equity Securities
Mutual Funds	995	995	971	971
Total	$995	$995	$971	$971

			More than One Year		More than Five Years
	One Year or Less		Through Five Years		Through 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
At June 30, 2020		Average		Average		Average		Average			Average
(Dollars in thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Fair Value	Yield
Securities Available for Sale
Small Business Administration loan pools	$46	0.29%	$43	1.35%	$23,016	1.27%	$10,235	1.39%	$33,340	$33,098	1.31%
Mortgage-backed securities	—	—%	—	—%	5,417	0.78%	30,784	1.11%	36,201	36,756	1.06%
U.S. agency obligations	3,010	0.39%	5,005	1.58%	—	—%	—	—%	8,015	8,163	1.14%
Community Development District bonds	—	—%	19,340	3.90%	2,961	3.88%	315	3.00%	22,616	23,097	3.89%
Municipals	—	—%	535	1.64%	535	1.86%	—	—%	1,070	1,095	1.75%
Corporate bonds	1,002	2.24%	2,000	1.26%	—	—%	—	—%	3,002	3,004	1.59%
Total	$4,058	0.85%	$26,923	3.22%	$31,929	1.44%	$41,334	1.19%	$104,244	$105,213	1.78%
Securities Held to Maturity
Mortgage-backed securities	1	(0.47)%	—	—%	—	—%	429	2.38%	430	449	2.37%
U.S. Treasury	204	0.18%	—	—%	—	—%	—	—%	204	204	0.18%
Foreign Bonds	—	—%	1,001	2.09%	—	—%	—	—%	1,001	999	2.09%
Total	$205	0.18%	$1,001	2.09%	$—	—%	$429	2.38%	$1,635	$1,652	1.93%
Equity Securities
Mutual Funds	995	1.23%	—	—%	—	—%	—	—%	995	995	1.23%
Total	$995	1.23%	$—	—%	$—	—%	$—	—%	$995	$995	1.23%

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, construction and development and other consumer loans. Our loan clients primarily consist of small to medium sized businesses, the owners and operators of these businesses as well as other professionals, entrepreneurs and high net worth individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Miami-Dade MSA. The following table summarizes and provides additional information about certain segments of our loan portfolio as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$704,947	44.8%	$270,981	34.2%
Owner Occupied	259,345	—	112,618	—
Non-Owner Occupied	445,602	—	158,363	—
Residential real estate	388,613	24.6%	342,257	43.2%
Commercial	393,020	24.9%	129,477	16.3%
Construction and development	76,684	4.9%	41,465	5.2%
Consumer and other loans	13,281	0.8%	8,287	1.1%
Total loans	$1,576,545	100.0%	$792,467	100.0%
Unearned loan origination (fees) costs, net	(7,639)		(752)
Allowance for loan losses	(9,045)		(6,548)
Loans, net	$1,559,861		$785,167

Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of June 30, 2020, we had $259.3 million of owner-occupied commercial real estate loans and $445.6 million of investment commercial real estate loans, representing 36.8% and 63.2%, respectively, of our commercial real estate portfolio. As of June 30, 2020, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.1 million for owner-occupied and $1.5 million for non-owner-occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of June 30, 2020, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 50.9% and 48.9%, respectively and debt service coverage ratios were 2.20x and 1.71x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $0.5 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of June 30, 2020
(Dollars in thousands)	Amount	Percent
Commercial Real Estate
Assignment of Mortgage	$5,800	0.8%
Auto (Car Lot/Auto Repair)	16,501	2.3%
Educational Facility	14,570	2.1%
Gas Station	66,451	9.4%
Hotel	42,458	6.0%
Mixed Use	30,357	4.3%
Multifamily	89,089	12.6%
Office	99,751	14.2%
Other / Special Use	41,102	5.8%
Religious Facility	7,569	1.1%
Retail	170,624	24.2%
Vacant Land	7,553	1.1%
Warehouse	113,122	16.0%
Total	$704,947	100.0%

	As of June 30, 2020
(Dollars in thousands)	Amount	Percent
Commercial Real Estate
Broward	$117,604	16.7%
Miami-Dade	451,461	64.0%
Palm Beach	109,639	15.6%
Other FL County	25,612	3.6%
Out of State	631	0.1%
Total	$704,947	100.0%

As of June 30, 2020, non-owner occupied commercial real estate loans of $445.6 million represented 34.7% of total risk-based capital.

Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of June 30, 2020, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 55.0%, 45.5% and 48.7%, respectively. All construction and development loans require an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of June 30, 2020
(Dollars in thousands)	Amount	Percent
Construction & Development
1 – 4 Family Construction	$36,268	47.3%
Commercial Construction	28,168	36.7%
Land Development	6,522	8.5%
Vacant Land	5,726	7.5%
Total	$76,684	100.0%

	As of June 30, 2020
(Dollars in thousands)	Amount	Percent
Construction & Development
Broward	$10,851	14.2%
Miami-Dade	52,790	68.8%
Palm Beach	12,832	16.7%
Other FL County	211	0.3%
Total	$76,684	100.0%

As of June 30, 2020, total construction and land development loans of $76.7 million represented 6.0% of total risk-based capital.

Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 20% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $71.6 million, or approximately 18.4% of our residential loan portfolio as of June 30, 2020. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.7 million as of June 30, 2020. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following chart shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of June 30, 2020
(Dollars in thousands)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$223,409	57.5%	59.6%
Investor Owned Residences	90,261	23.2%	51.3%
HELOC	71,575	18.4%	57.9%
Loans Held for Sale and PennyMac	3,368	0.9%	0.0%
Total	$388,613	100.0%

Commercial Loans. In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the non-PPP loans in our commercial loan portfolio was $0.4 million as of June 30, 2020. For commercial loans over $0.5 million, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of June 30, 2020, the debt service coverage ratio for our Professional Bank commercial loan portfolio was approximately 2.9x, excluding approximately 5.0% of the commercial loan portfolio that is cash secured. Most commercial business loans, which include PPP loans, are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following chart shows our commercial loan portfolio by industry segment as of June 30, 2020.

	As of June 30, 2020
(Dollars in thousands)	Amount	Percent
Commercial Loans
Business Products	$7,790	2.0%
Business Services	81,095	20.6%
Communication	19,464	5.0%
Construction	48,459	12.3%
Finance	64,572	16.4%
Healthcare	28,549	7.3%
Services	62,652	15.9%
Technology	2,407	0.6%
Trade	69,063	17.6%
Transportation	4,351	1.1
Other	4,618	1.2%
Total	$393,020	100.0%

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

CONSISTENT LOAN GROWTH

Total Loans Outstanding
($ in millions)
$278
$324
$393
$470
$520
$608
$723
$793
$1,351
$1,577
$224
PPP Loans
$1,353
Marquis Acquisition
Jun16
Dec16
Jun17
Dec17
Jun18
Dec18
Jun19
Dec19
Mar20
Jun20
54.7%
55.5%
55.2%
55.4%
55.2%
54.4%
54.1%
53.8%
52.6%
52.4%
Weighted Average LTV

Second quarter loans totaled $1.6 billion, an increase of $854 million, or 118.1% from the same period year-over-year. We experienced growth across all loan types due to new organic origination and the Marquis acquisition in the first quarter.

New loan originations of $62.6 million in gross originations (excluding PPP loans) during the quarter, compared to $65.2 million in the prior quarter. Additionally, the Bank originated $224 million in SBA PPP Loans during the quarter. Net loan growth of $226 million for the second quarter comes primarily from Paycheck Protection Program loans. Non-PPP net loan growth was relatively flat (+$2 million) quarter over quarter.

As part of our evaluation of the Coex credit, the Company classified $8.9 million as performing substandard as of June 30, 2020. Including Coex, total substandard assets are $15.6 million, total non-classified assets are $10.9 million and total criticized assets are $26.5 million as of June 30, 2020.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at June 30, 2020.

	June 30, 2020
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$54,508	$213,985	$436,454	$704,947
Residential Real Estate	19,453	41,991	327,169	388,613
Commercial*	87,576	264,536	40,908	393,020
Construction and Development	32,817	18,879	24,988	76,684
Consumer and Other	7,120	4,255	1,906	13,281
Total loans	$201,474	$543,646	$831,425	$1,576,545
Amounts with fixed rates	$104,860	$498,290	$806,574	$1,409,724
Amounts with floating rates	$96,614	$45,356	$24,851	$166,821
*Includes Paycheck Protection Program (PPP) loans.

Paycheck Protection Program (PPP)

The Company has participated in the Paycheck Protection Program (PPP) offered through the U.S. Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. As of June 30, 2020, the Company has processed, closed and funded more than 1,400 loans representing $224.0 million in relief proceeds. The majority of these loans have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The amount pledged as of July 10, 2020 was $223.4 million. The PPPLF pledged loans are non-recourse to the Bank. Interest income on loans include PPP loan fees. PPP loan fees recognized during the three and six months ended June 30, 2020 were $675.0 thousand.

ROBUST ASSET QUALITY

($ in thousands)

Criticized Assets

$10,906
Non-Classified
$15,590
Classified
$6,691
$4,252
$2,935
$4,238
$3,474
$4,707
$2,978
$3,964
2Q 2019
3Q 2019
4Q 2019
1Q 2020
2Q 2020

Nonperforming Loans

$1,443
0.20%
$5,106
0.66%
$2,646
0.33%
$4,479
0.33%
$6,172
0.39%
Total NPL
Total NPL Ratio**
2Q 2019
3Q 2019
4Q 2019
1Q 2020
2Q 2020
** NPL percent of Gross Loans
and does not include PPP Loans

Net Charge-Offs

$0
$0
$0
$0
$99
0.01%
NCO
2Q 2019
3Q 2019
4Q 2019
1Q 2020
2Q 2020

Net Charge-Offs relatively low at **0.01% of the total loan portfolio.**

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

We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have two loans accruing over 90 days or greater past due as of June 30, 2020 with a balance of $1.6 million.

We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $0.5 million. We also engage in annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $6.2 million as of June 30, 2020, or 0.30% of total assets. We had nonperforming assets of $2.3 million as of December 31, 2019, or 0.22% of total assets. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, which was a primary factor in the recent increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual Loans
Commercial real estate	$305	$—
Residential real estate	3,150	483
Commercial	1,069	1,797
Construction and development	—	—
Consumer and other loans	—	—
Accruing loans 90 or more days past due	1,648	—
Total nonperforming loans	$6,172	$2,280
Other real estate owned	—	—
Total nonperforming assets	$6,172	$2,280
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$334	$367
Ratio of nonperforming loans to total loans	0.39%	0.33%
Ratio of nonperforming assets to total assets	0.30%	0.22%

Coex Coffee International Inc.

The Company learned on July 15, 2020 that one of its borrowers, Coex Coffee International Inc. (“Coex”), filed a Petition Commencing an Assignment for the Benefit of Creditors in the 11th Judicial Circuit Court in Miami-Dade County, Florida. Coex is primarily in the business of purchasing and selling green coffee beans. Coex has financed its business through various credit facilities from ten financial institutions in an amount totaling $191.9 million. The Company currently has a total of thirty-one (31) advances to Coex for the purchase of coffee from growers for periods of up to 90 days with an aggregate outstanding balance of $12.4 million. However, $4.1 million has been participated out without recourse to another financial institution leaving the Company with a current balance of $8.3 million as of July 10, 2020. The loans are required to be over-collateralized. While at the time of petition, the advances were current, through court documents and legal inquiry (by the Company’s counsel), the Company is presently investigating the status of its security and collateral. The situation remains fluid and as more information is obtained by the Company, we will evaluate the status and reserve associated with this loan. As part of our evaluation of the Coex credit, the Company classified $8.9 million as performing substandard as of June 30, 2020.

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

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $0.5 million, other than residential real estate loans, are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as “substandard” or “special mention” are reviewed quarterly for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded at initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, we will determine the appropriate loan grade. Loans excluded from the review process above are generally classified as “pass” credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the client contacts us for a modification. In these circumstances, the loan is specifically evaluated for potential reclassification to special mention, substandard, doubtful, or even a charged-off status. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2020
Commercial real estate	$700,637	$1,606	$2,704	$—	$704,947
Residential real estate	376,743	8,908	2,962	—	388,613
Commercial	382,705	391	9,924	—	393,020
Construction and land development	76,684	—	—	—	76,684
Consumer	13,281	—	—	—	13,281
Total	$1,550,050	$10,905	$15,590	$—	$1,576,545

December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and land development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

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

The second component is a general reserve on all loans other than those identified as impaired. General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction and development, residential real estate, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool. The following table analyzes the activity in the allowance over the past two years and for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30,		Year Ended December 31,
(Dollars in thousands)	2020	2019	2019	2018
Balance at beginning of period	$6,549	$5,685	$5,685	$4,535
Charge-offs
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	(99)	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	—
Total Charge-offs	(99)	—	—	—
Recoveries
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	2	1	—
Total recoveries	—	2	1	—
Net charge-offs (recoveries)	—	(2)	—	—
Provision for loan losses	2,595	382	862	1,150
Balance at end of period	$9,045	$6,069	$6,548	$5,685
Ratio of net charge-offs to average loans	—%	—%	—%	—%
ALLL as a percentage of loans (excluding PPP loans) at end of period	0.67%	0.84%	0.83%	0.94%
ALLL as a multiple of net charge-offs	N/A	N/A	N/A	N/A
ALLL as a percentage of nonperforming loans	146.5%	568.3%	287.2%	N/A

Our allowance for loan losses was $9.0 million at June 30, 2020 compared to $6.5 million at December 31, 2019, an increase of 38.5%. The increase was primarily due to the growth of our loan portfolio and the anticipated economic stress on our customers resulting from the actual and projected effects of COVID-19. At June 30, 2020, our allowance for loan losses was 0.67% of total gross loans (net of overdrafts and excluding PPP loans) and provided coverage of 146.5% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 0.83% as of December 31, 2019. Additionally, all MBI loans were marked to a fair value that accounts for any potential future losses. We believe our allowance at June 30, 2020 was adequate to absorb probable incurred losses inherent in our loan portfolio. The following table provides an allocation of the allowance for loan losses to specific loan types as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$2,792	30.9%	$1,845	28.2%
Residential real estate	3,509	38.8%	3,115	47.6%
Commercial	2,165	23.9%	1,235	18.9%
Construction and development	477	5.3%	272	4.2%
Consumer and other	102	1.1%	81	1.2%
Total allowance for loan losses	$9,045	100.0%	$6,548	100.0%

At June 30, 2020, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $16.1 million, of which $1.1 million required a specific reserve of $0.6 million, compared to a recorded investment in impaired loans of $4.7 million, of which $1.1 million required a specific reserve of $0.6 million at December 31, 2019.

Impaired loans also include certain loans that were modified as troubled debt restructurings, or TDRs. At June 30, 2020, we had two loans amounting to $0.3 million that were considered to be TDRs, compared to two loans amounting to $0.4 million at December 31, 2019. We did not allocate any specific reserves to loans that have been modified as TDRs as of June 30, 2020 and December 31, 2019.

Deposits

Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. Additionally, we supplement our deposits with wholesale funding sources such as Quickrate, brokered deposits and FHLB advances. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of June 30, 2020 and December 31, 2019, these wholesale deposits represented 6.4% and 4.6%, respectively, of our total deposits.

Interest-bearing deposits increased $312.7 million, or 44.1%, from December 31, 2019 to June 30, 2020 primarily due to a $150.9 million increase in money market accounts and a $148.9 million increase in certificates of deposits balances. In order to fund our loan growth, all of our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 76 basis points from 1.73% for the year ended December 31, 2019 to 0.97% for the six months ended June 30, 2020. The decrease in average rates paid on interest-bearing deposits was a result of a continued decrease in market rates of interest during the six months ended June 30, 2020. As of June 30, 2020, we had approximately $25.9 million in brokered deposits, 1.4% of total, that were classified as brokered deposits, an increase of approximately $3.3 million, or 14.6% from December 31, 2019. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	For the Six Months Ended		For the Year Ended
	June 30, 2020		December 31, 2019
	Average		Average
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
NOW accounts	$47,897	0.26%	$33,329	0.42%
Money market accounts	626,612	0.82%	435,349	1.71%
Savings accounts	11,495	0.59%	8,678	1.35%
Certificates of deposit	193,745	1.66%	103,466	2.27%
Total interest-bearing deposits	879,749	0.97%	580,822	1.73%
Noninterest-bearing deposits	332,474	—%	164,963	—%
Total deposits	$1,212,223	0.70%	$745,785	1.35%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Six Months Ended		For the Year Ended
	June 30, 2020		December 31, 2019
	Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
NOW accounts	$42,823	2.8%	$39,826	4.5%
Money market accounts	699,288	46.1%	548,366	61.4%
Savings accounts	20,997	1.4%	11,126	1.2%
Certificates of deposit	258,249	17.0%	109,344	12.2%
Total interest-bearing deposits	1,021,357	67.4%	708,662	79.4%
Noninterest-bearing deposits	495,086	32.6%	184,211	20.6%
Total deposits	$1,516,443	100.0%	$892,873	100.0%

The following table presents the maturities of our certificates of deposit as of June 30, 2020.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
$100,000 or more	$46,906	$54,498	$93,541	$40,486	$235,431
Less than $100,000	4,792	6,348	8,356	3,322	22,818
Total	$51,698	$60,846	$101,897	$43,808	$258,249

Borrowings

We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.

FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2020, approximately $194.3 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2020, we had $65.1 million in outstanding advances and $99.1 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2020	December 31, 2019
Amount outstanding at period-end	$65,077	$55,000
Weighted average interest rate at period-end	1.79%	2.10%
Maximum month-end balance during period	$70,000	$55,000
Average balance outstanding during period	63,564	47,301
Weighted average interest rate during period	1.87%	2.30%

PPPLF Advances. The Company has participated in the Paycheck Protection Program (PPP) offered through the U.S. Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. As of June 30, 2020, the Company has processed, closed and funded approximately $224.0 million in relief proceeds. These have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The amount pledged as of July 10, 2020 was $223.4 million and are non-recourse to the Bank. Interest income on loans include PPP loan fees. PPP loan fees recognized during the three and six months ended June 30, 2020 were $675.0 thousand.

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of June 30, 2020.

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

Liquidity and Capital Resources

Capital Resources

Shareholders’ equity increased $123.1 million, or 155.3%, to $202.4 million at June 30, 2020 compared to December 31, 2019, primarily due to our initial public offering and acquisition of MBI. Net income resulted in an increase to retained earnings of $1.8 million as of June 30, 2020.

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

As of June 30, 2020, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

The following table presents our regulatory capital ratios as of June 30, 2020 and December 31, 2019. The amounts presented exclude the capital conservation buffer.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital ratio
Bank	$165,249	12.9%	$102,790	8.0%	$128,488	10.0%
Company	205,147	16.0%	102,790	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	153,233	11.9%	77,083	6.0%	102,791	8.0%
Company	183,199	14.3%	77,083	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	153,233	8.8%	69,635	4.0%	87,044	5.0%
Company	183,199	10.5%	69,635	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	153,233	11.9%	57,820	4.5%	83,517	6.5%
Company	183,199	14.3%	57,820	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio
Bank	$95,662	13.6%	$56,091	8.0%	$70,114	10.0%
Company	86,531	12.3%	56,091	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	88,506	12.6%	42,069	6.0%	56,091	8.0%
Company	79,375	11.3%	42,069	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	88,506	8.7%	40,889	4.0%	51,112	5.0%
Company	79,375	7.8%	40,889	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	88,506	12.6%	31,551	4.5%	45,574	6.5%
Company	79,375	11.3%	31,551	4.5%	N/A	N/A

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

At June 30, 2020, we had the ability to generate approximately $194.3 million in additional liquidity through all of our available resources beyond our overnight funds sold position. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is currently sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. Our portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our portfolio was 2.87 years and 3.50 years at June 30, 2020 and December 31, 2019, respectively, and had a net unrealized pre-tax gain of $1.0 million and pre-tax loss of $0.1 million, respectively, in our available for sale securities portfolio as of those dates.

As we deploy our capital and continue to grow our operations, we maintain cash in our Holding Company for added liquidity. As of June 30, 2020, cash held at the Holding Company was approximately $39 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $33.9 million during six months ended months of 2020 compared to an average net overnight funds sold position of $25.3 million for the year ended December 31, 2019. As we have continued to experience high organic growth, we have preferred to maintain our excess liquidity in assets with greater liquidity, such as federal funds sold, as opposed to less liquid, but slightly higher yielding, assets, like investment securities.

We expect our capital expenditures over the next 12 months to be approximately $0.5 million, which will consist primarily of investments in consolidation of the remaining technology from the MBI acquisition, business applications, information technology security needs as well as furniture, fixtures and equipment for our new banking offices. We expect that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

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

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2020.

			Due After
		Due after One	Three
	Due in One	Through Three	Through	Due After
(Dollars in thousands)	Year or Less	Years	Five Years	Five Years	Total
FHLB Advances	$25,077	$—	$30,000	$10,000	$65,077
PPPLF Advances	—	215,608	2,472	—	218,080
Certificates of deposit $100,000 or more	194,945	39,515	971	—	235,431
Certificates of deposit less than $100,000	19,496	3,100	222	—	22,818
Operating leases	1,604	2,427	2,078	1,587	7,696
Subordinated debt	—	—	—	9,932	9,932
Total	$241,122	$260,650	$35,743	$21,519	$559,034

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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Unfunded lines of credit	$309,962	$113,903
Commitments to extend credit	9,944	23,052
Letters of credit	9,495	9,168
Total credit extension commitments	$329,401	$146,123

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

Certain Performance Metrics

The following table shows the return on average assets (computed as annualized net income divided by average total assets), return on average equity (computed as annualized net income divided by average equity) and average equity to average assets ratios for the six months ended June 30, 2020 and for the year ended December 31, 2019.

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Return on Average Assets	0.24%	0.26%
Return on Average Equity	2.31%	2.94%
Average Equity to Average Assets	10.24%	8.93%

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

REPRICING GAP

		After One	After Three
		Month	Months		Greater than
June 30, 2020	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$308,794	$35,236	$143,499	$487,529	$1,071,918	$1,559,447
Securities	25,446	9,976	3,214	38,636	69,207	107,843
Interest-bearing deposits at other financial institutions	250,661	—	249	250,910	—	250,910
Federal funds sold	39,444	—	—	39,444	—	39,444
FHLB & FRB stock	9,036	—	—	9,036	—	9,036
Total interest earning assets	$633,381	$45,212	$146,962	$825,555	$1,141,125	$1,966,680
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$511,902	$99,953	$110,311	$722,166	$536,028	$1,258,194
Time deposits	14,681	37,017	162,743	214,441	43,808	258,249
Total interest-bearing deposits	526,583	136,970	273,054	936,607	579,836	1,516,443
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB Advances	—	15,077	10,000	25,077	40,000	65,077
Other Advances PPPLF	—	—	—	—	218,080	218,080
Subordinated debt	—	—	—	—	9,932	9,932
Total interest-bearing liabilities	$526,583	$152,047	$283,054	$961,684	$847,848	$1,809,532
Period gap	$106,798	$(106,835)	$(136,092)	$(136,129)	$293,277
Cumulative gap	$106,798	$(37)	$(136,129)	$(136,129)	$157,148
Ratio of cumulative gap to total earning assets	16.86%	(0.08)%	(92.63)%	(16.49)%	13.77%
Ratio of cumulative gap to cumulative total earning assets	5.43%	(0.00)%	(6.92)%	(6.92)%	7.99%

(1)	Includes loans held for resale

CASH FLOW GAP

		After One	After Three
		Month	Months		Greater than
June 30, 2020	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$121,268	$210,967	$306,512	$638,747	$920,700	$1,559,447
Securities	4,873	3,914	13,430	22,217	85,626	107,843
Interest-bearing deposits at other financial institutions	250,661	—	249	250,910	—	250,910
Federal funds sold	39,444	—	—	39,444	—	39,444
FHLB & FRB stock	—	—	—	—	9,036	9,036
Total interest earning assets	$416,246	$214,881	$320,191	$951,318	$1,015,362	$1,966,680
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$44,646	$89,292	$312,216	$446,154	$812,040	$1,258,194
Time deposits	14,681	37,017	162,743	214,441	43,808	258,249
Total interest-bearing deposits	59,327	126,309	474,959	660,595	855,848	1,516,443
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB Advances	3,097	21,200	7,974	32,271	32,806	65,077
Other Advances PPPLF	36,319	72,673	109,088	218,080	—	218,080
Subordinated debt	—	—	—	—	9,932	9,932
Total interest-bearing liabilities	$98,743	$220,182	$592,021	$910,946	$898,586	$1,809,532
Period gap	$317,503	$(5,301)	$(271,830)	$40,372	$116,776
Cumulative gap	$317,503	$312,202	$40,372	$40,372	$157,148
Ratio of cumulative gap to total earning assets	76.28%	145.29%	12.61%	4.24%	15.48%

(1)	Includes loans held for sale

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of June 30, 2020 and December 31, 2019 and 2018.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
June 30, 2020	(11.6)%	(8.8)%	(5.6)%	(2.5)%	N/A	2.3%	4.8%	7.4%	9.9%
December 31, 2019	(9.9)%	(6.6)%	(4.7)%	(1.6)%	N/A	0.6%	0.8%	1.0%	1.2%
December 31, 2018	(11.8)%	(8.2)%	(5.6)%	(4.3)%	N/A	3.6%	7.0%	10.5%	13.9%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
June 30, 2020	(14.8)%	(11.2)%	(7.2)%	(3.3)%	N/A	3.6%	7.2%	10.3%	13.3%
December 31, 2019	(16.1)%	(12.0)%	(7.7)%	(2.7)%	N/A	1.3%	2.3%	3.1%	3.7%
December 31, 2018	(18.4)%	(13.7)%	(10.2)%	(6.2)%	N/A	5.0%	9.8%	14.7%	19.6%

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

The following table illustrates the results of our EVE analysis as of June 30, 2020 and December 31, 2019 and 2018.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
June 30, 2020	(2.3)%	(1.3)%	0.0%	1.3%	N/A	(3.4)%	(7.0)%	(11.0)%	(15.2)%
December 31, 2019	(5.3)%	(0.4)%	0.7%	0.6%	N/A	(3.7)%	(8.2)%	(13.2)%	(19.0)%
December 31, 2018	(4.2)%	(0.7)%	1.8%	(0.5)%	N/A	(2.6)%	(5.0)%	(7.2)%	(9.7)%

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

ASU 2016-13, Financial Instruments — Credit Loses (Topic 326)

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

Explanation of Certain unaudited non-GAAP Financial Measures

This press release contains financial information determined by methods other than U.S. Generally Accepted Accounting Principles (“GAAP”), including adjusted net income and adjusted net income per share, which we refer to “non-GAAP financial measures.” The table below provides a reconciliation between these non-GAAP measures and net income and net income per share, which are the most comparable GAAP measures.

Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes these measures are useful supplemental information that can enhance investors’ understanding of the Company’s business and performance without considering taxes or provisions for loan losses and can be useful when comparing performance with other financial institutions. However, these non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures.

Reconciliation of non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted net income (non-GAAP)
Net income (GAAP)	$3,131	$499	$1,814	$854
Less: income tax provision (benefit)	830	223	733	352
Less: provision loan losses	1,750	495	2,595	382
Pre-tax pre-provision net income (non-GAAP)	$5,711	$1,217	$5,142	$1,588
Adjusted net income per share (non-GAAP)
Earnings per share (GAAP)	$0.23	$0.08	$0.16	$0.14
Effect of non-GAAP adjustments	0.19	0.12	0.29	0.12
Adjusted net income per share (non-GAAP)	$0.42	$0.20	$0.45	$0.26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control Procedures

As of June 30, 2020, the Company’s management, with the participation of its Chief Executive Officer and Chief Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Accounting Officer each concluded that as of June 30, 2020, the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Annual Report on Form 10-K and our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The following Supplemental risk factors related to COVID-19 should be considered along with the Risk Factors found in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The recent global COVID-19 pandemic has led to significant economic disruption and uncertainty and has had, and may continue to have, an adverse effect on our customers and our business, financial conditions, and results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses including us, and the public at large to limit the spread of COVID-19’s spread have severely disrupted almost all economic activity in the U.S., including the Miami-Dade MSA. Despite the partial lifting of federal and state shelter in-place orders, some of which have been renewed, it remains unknown when there will be a return to normal economic activity due to the recent rise in cases and increased economic stress associated with the pandemic. The Company has taken steps to reduce in-branch activity and the majority of the Company’s workforce is working remotely. Commercial clients are experiencing varying levels of disruptions or restrictions on their business activity and consumer clients are experiencing interrupted income or unemployment. Certain industries have been particularly susceptible to the effects of the pandemic, such as hotels and hospitality and the Company has outstanding loans to Companies in these industries. The global finance markets have also experienced significant volatility. The impact of the pandemic has had a negative impact on our business and could continue to cause negative impacts and disruptions to our business including, without limitation the following:

●	Deteriorating economic and political conditions in our market, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions could harm our customers.
●	The Federal Reserve has lowered short term interest rates and started a “quantitative easing” program which may or may not lower longer-term rates.
●	The 10-year and 30-year Treasury securities may or may not remain at historically low rates.
●	The negative impact on our customers and the credit quality of our loan portfolio.
●	The government relief legislation designed to support businesses and the economy may or may not decrease layoffs, furloughs, insolvencies, bankruptcies, foreclosures, or otherwise support the economy.
●	The Company’s participation in government programs related to the pandemic such as the PPP could expose the Company to increased risk, including litigation or regulatory actions.

The ultimate impact on the Company’s financial condition, results of operations, and liquidity and capital positions will depend on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration and severity of the COVID-19 pandemic and its impact on our principal areas of operations and nationally. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk-Factors” in the Company’s most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K filed by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

As previously reported, on March 2, 2020, the Company’s Board of Directors authorized the purchase from time to time of up to $10 million of the Company’s Class A Common Stock. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. As of August 14, 2020, purchases totaling $5.0 million had been made under this program.  Share repurchase activity during the six months ended June 30, 2020 was as follows:

			Total Number
			of Shares
			Purchased as	Approximate Dollar
			Part of	Value of
		Average	Publicly	Shares That May Yet Be
	Total Number	Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under the Plans or
Periods	Purchased	Share	Programs	Programs
April 1, 2020 to April 30, 2020:
Open market purchases	126,938	$15.93		$5,875,344

May 1, 2020 to May 31, 2020:
Open market purchases	55,159	$15.46		$5,022,844

June 1, 2020 to June 30, 2020:
Open market purchases	-	$—	-	$5,022,844
Total	182,097	$15.79	315,294	$5,022,844

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2020.

PROFESSIONAL HOLDING CORP.

By:	/s/Daniel R. Sheehan
Daniel R. Sheehan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Daniel R. Sheehan	Chairman and Chief Executive Officer	August 14, 2020
Daniel R. Sheehan	(Principal Executive Officer)

/s/ Mary Usategui	Chief Accounting Officer	August 14, 2020
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rolando DiGasbarro	Director	August 14, 2020
Rolando DiGasbarro

/s/ Norman Edelcup	Director	August 14, 2020
Norman Edelcup

/s/ Carlos M.Garcia	Director	August 14, 2020
Carlos M. Garcia

/s/ Jon L. Gorney	Director	August 14, 2020
Jon L. Gorney

/s/ Abel L. Iglesias	Director	August 14, 2020
Abel L. Iglesias

/s/ Herbert Martens, Jr	Director	August 14, 2020
Herbert Martens, Jr.

/s/ Lawrence Schimmel	Director	August 14, 2020
Dr. Lawrence Schimmel, M.D.

/s/ Anton V. Schutz	Director	August 14, 2020
Anton V. Schutz