Form 10-Q
period 2020-09-30
Professional Holding Corp.
filed 2020-11-16
CIK 1630856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2020	number 001‑39215

Professional Holding Corp.

(Exact name of Registrant as specified in its charter)

Florida	46-5144312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Number of shares of common stock outstanding as of November 12, 2020: 13,485,768

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

PROFESSIONAL HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$36,176	$21,408
Interest-bearing deposits	251,664	150,572
Federal funds sold	26,696	26,970
Cash and cash equivalents	314,536	198,950
Securities available for sale, at fair value	97,067	28,441
Securities held to maturity (fair value September 30, 2020 – $1,605, December 31, 2019 – $224)	1,589	214
Equity securities	995	971
Loans, net of allowance of $15,035 and $6,548 as of September 30, 2020 and December 31, 2019, respectively	1,589,010	785,167
Federal Home Loan Bank stock, at cost	3,654	2,994
Federal Reserve Bank stock, at cost	4,762	2,074
Accrued interest receivable	6,547	2,498
Premises and equipment, net	4,655	4,307
Bank owned life insurance	17,236	16,858
Goodwill	15,651	—
Core deposit intangibles	3,603	—
Other assets	17,618	10,667
	$2,076,923	$1,053,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$489,757	$184,211
Demand – interest bearing	840,418	599,318
Time deposits	236,968	109,344
Total deposits	1,567,143	892,873
Federal Home Loan Bank advances	50,000	55,000
Subordinated debt	10,197	—
Official checks	4,752	6,191
Line of credit	—	9,999
PPPLF advances	224,341	—
Accrued interest and other liabilities	16,375	9,776
Total liabilities	1,872,808	973,839
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 13,641,187 and outstanding 13,080,893 shares as of September 30, 2020 and authorized 50,000,000 shares, issued 5,360,262 and outstanding 5,115,262 shares at December 31, 2019	135	53
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, 401,633 shares issued and outstanding at September 30, 2020 and 752,184 shares issued and outstanding at December 31, 2019	4	7
Treasury stock, at cost	(9,132)	(4,155)
Additional paid-in capital	203,041	77,019
Retained earnings	9,215	6,451
Accumulated other comprehensive income (loss)	852	(73)
Total stockholders’ equity	204,115	79,302
	$2,076,923	$1,053,141

PROFESSIONAL HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$18,488	$9,502	$46,400	$26,289
Taxable securities	433	172	1,093	504
Dividend income on restricted stock	103	73	313	200
Other	77	583	837	1,607
Total interest income	19,101	10,330	48,643	28,600

Interest expense
Deposits	1,165	2,789	5,408	7,200
Federal Home Loan Bank advances	197	288	762	795
Other borrowings	279	—	661	—
Total interest expense	1,641	3,077	6,831	7,995

Net interest income	17,460	7,253	41,812	20,605
Provision for loan losses	5,957	380	8,552	762
Net interest income after provision for loan losses	11,503	6,873	33,260	19,843

Non-interest income
Service charges on deposit accounts	319	399	848	542
Income from Bank owned life insurance	123	136	378	278
Gain on sale and call of securities	1	—	16	3
Other	520	309	1,545	1,304
Total non-interest income	963	844	2,787	2,127

Non-interest expense
Salaries and employee benefits	6,433	4,662	18,608	13,534
Occupancy and equipment	1,196	701	3,051	1,824
Data processing	374	165	971	489
Marketing	435	128	723	400
Professional fees	562	524	1,723	1,106
Acquisition expenses	1,078	—	3,301	—
Regulatory assessments	250	46	764	353
Other	1,385	815	3,606	2,382
Total non-interest expense	11,713	7,041	32,747	20,088

Income before income taxes	753	676	3,300	1,882
Income tax provision (benefit)	(197)	182	536	534
Net income	950	494	2,764	1,348

Earnings (loss) per share:
Basic	$0.07	$0.09	$0.24	$0.23
Diluted	$0.07	$0.08	$0.21	$0.22

Other comprehensive income:
Unrealized holding gain on securities available for sale	171	1	1,240	485
Tax effect	(43)	—	(315)	(123)
Other comprehensive gain, net of tax	128	1	925	362
Comprehensive income	$1,078	$495	$3,689	$1,710

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollar amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at July 1, 2020	13,444,635	$139	$(9,132)	$202,438	$8,265	$724	$202,434
Issuance of common stock, net of issuance cost	37,891	—	—	346	—	—	346
Treasury stock	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	—	24	—	—	24
Net income	—	—	—	—	950	—	950
Other comprehensive income	—	—	—	—	—	128	128
Stock based compensation	—	—	—	233	—	—	233
Balance at September 30, 2020	13,482,526	$139	$(9,132)	$203,041	$9,215	$852	$204,115

Balance at July 1, 2019	5,937,987	$60	$(655)	$76,612	$4,969	$(64)	$80,922
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	—
Treasury stock	(200,000)	—	(3,500)	—	—	—	(3,500)
Employee stock purchase plan	—	—	—	30	—	—	30
Net income	—	—	—	—	494	—	494
Other comprehensive income	—	—	—	—	—	1	1
Stock based compensation	2,499	—	—	25	—	—	25
Balance at September 30, 2019	5,740,486	$60	$(4,155)	$76,667	$5,463	$(63)	$77,972

Balance at January 1, 2020	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302
Issuance of common stock, net of issuance cost	3,702,558	37	—	60,567	—	—	60,604
Treasury stock	(315,294)	—	(4,977)	(9)	—	—	(4,986)
Marquis Bancorp (MBI) acquisition	4,227,816	42	—	64,657	—	—	64,699
Employee stock purchase plan	—	—	—	82	—	—	82
Net income	—	—	—	—	2,764	—	2,764
Other comprehensive income	—	—	—	—	—	925	925
Stock based compensation	—	—	—	725	—	—	725
Balance at September 30, 2020	13,482,526	139	(9,132)	203,041	9,215	852	204,115

Balance at January 1, 2019	5,923,884	$59	$(220)	$76,152	$4,115	$(425)	$79,681
Issuance of common stock, net of issuance cost	39,103	1	—	385	—	—	386
Treasury stock	(225,000)	—	(3,935)	—	—	—	(3,935)
Employee stock purchase plan	2,499	—	—	130	—	—	130
Net income	—	—	—	—	1,348	—	1,348
Other comprehensive income	—	—	—	—	—	362	362
Stock based compensation	—	—	—	—	—	—	—
Balance at September 30, 2019	5,740,486	$60	$(4,155)	$76,667	$5,463	$(63)	$77,972

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$2,764	$1,348
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	8,552	762
Deferred income tax benefit	(2,981)	199
Depreciation and amortization	1,132	948
Gain on sale of securities	(4)	3
Gain on call of securities	(12)	—
Equity unrealized change in market value	(24)	(33)
Net amortization of securities	(287)	(107)
Net amortization of deferred loan fees	(2,371)	487
Employee stock purchase plan	82	87
Stock compensation	725	—
Income from bank owned life insurance	(378)	(279)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,524)	(472)
Other assets	3,110	(656)
Official checks, accrued interest, interest payable and other liabilities	(2,054)	(1,557)
Net cash provided by operating activities	5,730	730

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	10,407	4,247
Proceeds from calls of securities available for sale	8,500	—
Proceeds from paydowns of securities held to maturity	84	34
Purchase of securities available for sale	(60,693)	(17,008)
Sale of securities available for sale	1,739	4,501
Loans originations, net of principal repayments	(299,867)	(164,432)
Proceeds from sale of loans	10,540	—
Purchase of Federal Reserve Bank stock	(2,688)	(529)
Purchase of Federal Home Loan Bank Stock	(660)	(590)
Purchase of company owned life insurance	—	(8,000)
Purchases of premises and equipment	(486)	(1,598)
Proceeds from acquisition	26,860	—
Net cash used in investing activities	(306,264)	(183,375)

Cash flows from financing activities
Net increase in deposits	176,160	219,763
Proceeds from issuance of stock, net of issuance costs	60,604	429
Purchase of treasury stock	(4,986)	(3,935)
Proceeds from Federal Home Loan Bank advances	10,000	20,000
Repayments of Federal Home Loan advances	(40,000)	(10,000)
Repayment of line of credit	(9,999)	—
Proceeds from PPPLF advances	224,341	—
Net cash provided by financing activities	416,120	226,257

Increase in cash and cash equivalents	115,586	43,612

Cash and cash equivalents at beginning of period	198,950	86,883

Cash and cash equivalents at end of period	$314,536	$130,495

Supplemental cash flow information:
Cash paid during the period for interest	$6,233	$7,985
Cash paid during the period for taxes	2,186	637

Supplemental noncash disclosures:
Lease liabilities arising from obtaining right of use assets	$1,680	$5,673
Total asset acquired	589,760	—
Total liabilities assumed	540,712	—

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

Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The coronavirus COVID-19 pandemic is an unprecedented event that has created high levels of uncertainty. We are hopeful that the CARES Act and derivative programs will be a stabilizing force for the remainder of 2020 and beyond, and we are vigilantly monitoring global events and actions being taken by various Federal and State Agencies. We have maintained interim periodic communications with our regulators and have not experienced any material deposit outflows to date and frequently communicate with our credit clients. Given the fluidity of the situation, management cannot predict the long-term impact of novel coronavirus COVID-19 for the remainder of 2020 or beyond.

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

Date of Adoption	For PBEs that are non-SEC filers and for SEC filers that are considered small reporting companies, it is effective for January 1, 2023. Early adoption is still permitted.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Net Income(loss)	$950	$494	$2,764	$1,348
Total weighted average common stock outstanding	13,438,652	5,807,153	11,694,764	5,882,519
Net income(loss) per share	$0.07	$0.09	$0.24	$0.23
Diluted earnings per share:
Net Income	$950	$494	$2,764	$1,348
Total weighted average common stock outstanding	13,438,652	5,807,153	11,694,764	5,882,519
Add: Dilutive effect of employee stock options	1,117,563	181,233	1,290,819	202,877
Total weighted average diluted stock outstanding	14,556,215	5,988,386	12,985,583	6,085,396
Net income per share	$0.07	$0.08	$0.21	$0.22

For the three months ended September 30, 2020 there were 326 thousand stock options that were anti-dilutive and for the three months ended September 30, 2019 there were no stock options that were anti-dilutive. For the nine months ended September 30, 2020 there were 133 thousand stock options that were anti-dilutive and for the nine months ended September 30, 2019 there were no stock options that were anti-dilutive.

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2020	Cost	Gains	Losses	Fair Value
Available-for-sale
Small Business Administration loan pools	$32,020	$38	$(235)	$31,823
Mortgage-backed securities	32,873	545	(19)	33,399
U.S. agency obligations	5,002	139	-	5,141
Community Development District bonds	22,464	633	-	23,097
Municipals	1,066	33	-	1,099
Corporate bonds	2,501	7	-	2,508
Total available-for-sale	$95,926	$1,395	$(254)	$97,067

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held-to-Maturity
Mortgage-backed securities	$385	$17	$—	$402
US Treasury	203	—	—	203
Foreign Bonds	1,001	—	(1)	1,000
Total Held-to-Maturity	$1,589	$17	$(1)	$1,605

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale
Small Business Administration loan pools	$17,303	$19	$(139)	$17,183
Mortgage-backed securities	5,237	—	(52)	5,185
U.S. agency obligations	4,000	70	—	4,070
Corporate bonds	2,000	3	—	2,003
Total available-for-sale	$28,540	$92	$(191)	$28,441

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity
Mortgage-backed securities	$214	$10	$—	$224
Total Held-to-Maturity	$214	$10	$—	$224

As of September 30, 2020 and December 31, 2019, Corporate bonds are comprised of investments in the financial services industry. During the nine months ended September 30, 2020 the net investment portfolio increased by $70.0 million as a result of purchases and acquisitions. Proceeds from sales of securities during the three and nine months ended September 30, 2020 were $0 and $1.7 million, with gross realized gains of $0 and $4 thousand, respectively. Proceeds from calls of securities during the three and nine months ended September 30, 2020 were $3.7 million and $8.5 million, with gross realized gains of $1 thousand and $12 thousand, respectively. Proceeds from sales and calls of securities for the year ended December 31, 2019 were $4.5 million and $0.5 million, respectively. Securities pledged as of September 30, 2020, and December 31, 2019 were $11.4 million and $14.9 million, respectively.

The scheduled maturities of securities as of September 30, 2020 are as follows. The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2020
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$2,502	$2,503
Due after one year through five years	24,721	25,418
Due after five years through ten years	3,495	3,607
Due after ten years	315	317
Subtotal	$31,033	$31,845

SBA loan pools	$32,020	$31,823
Mortgage-backed securities	32,873	33,399
Total available-for-sale	$95,926	$97,067

Held-to-maturity
Due in one year or less	$1,204	$1,203
Due after one year through five years	—	—
Subtotal	$1,204	$1,203

Mortgage-backed securities	$385	$402
Total held-to-maturity	$1,589	$1,605

At  September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding at September 30, 2020 and December 31, 2019, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
Available-for-sale
Small Business Administration loan pools	$13,795	$(125)	$11,022	$(110)	$24,817	$(235)
Mortgage-backed securities	2,958	(19)	—	—	2,958	(19)
U.S. agency obligations	—	—	—	—	—	—
Community Development District bonds	—	—	—	—	—	—
Municipals	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale	$16,753	$(144)	$11,022	$(110)	$27,775	$(254)

December 31, 2019
Available-for-sale
SBA loan pools	$9,984	$(63)	$4,035	$(76)	$14,019	$(139)
Mortgage-backed	1,914	(24)	2,541	(28)	4,455	(52)
U.S. agency obligations	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale	$11,898	$(87)	$6,576	$(104)	$18,474	$(191)

The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since SBA loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. We do not have any securities in an OTTI position. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020. No credit losses were recognized in operations during the nine months ended September 30, 2020 or during 2019.

NOTE 4 — LOANS

Loans at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Commercial real estate	$727,933	$270,981
Residential real estate	375,607	342,257
Commercial	411,250	129,477
Construction and development	82,744	41,465
Consumer and other loans	13,274	8,287
	1,610,808	792,467
Less –
Unearned loan origination (fees) costs, net	(6,763)	(752)
Allowance for loan losses	(15,035)	(6,548)
	$1,589,010	$785,167

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The bank had four loans totaling $10.0 million on nonaccrual as of September 30, 2020. The bank had three loans totaling $2.3 million on nonaccrual as of December 31, 2019.

There are no loans over 90 days past due and accruing as of September 30, 2020 and no loans over 90 days past due and accruing as of December 31, 2019.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by class of loans:

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
September 30, 2020
Commercial real estate	$—	$—	$—	$347	$347	$727,586	$727,933
Residential real estate	146	—	—	483	629	374,978	375,607
Commercial	—	—	—	9,127	9,127	402,123	411,250
Construction and land development	—	—	—	—	—	82,744	82,744
Consumer and other	—	—	—	—	—	13,274	13,274
Total	$146	$—	$—	$9,957	$10,103	$1,600,705	$1,610,808

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2019
Commercial real estate	$—	$2,428	$—	$—	$2,428	$268,553	$270,981
Residential real estate	304	—	—	483	787	341,470	342,257
Commercial	—	134	—	1,797	1,931	127,546	129,477
Construction and land development	—	—	—	—	—	41,465	41,465
Consumer and other	—	—	—	—	—	8,287	8,287
Total	$304	$2,562	$—	$2,280	$5,146	$787,321	$792,467

At September 30, 2020, there were seven impaired loans with both unpaid principal balance and recorded investments totaling $12.6 million, of which there were two impaired loans with a recorded investment of $9.1 million with an allowance of $8.3 million. The average net investment on the impaired residential real estate and commercial loans during the three months ended September 30, 2020 were $1.8 million. Residential real estate loans had $7 thousand and $10 thousand interest income recognized for the three and nine months ended September 30, 2020, which was equal to the cash basis interest income. At December 31, 2019, there were five impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’s judgment) with recorded investments totaling $3.6 million with no allowance. At December 31, 2019, there was one commercial loan impaired with a recorded investment of $1.1 million with a $626 thousand allowance. The average net investment on the impaired residential real estate and commercial loans during 2019 was $846 thousand. The residential real estate loans had $17 thousand of interest income recognized which was equal to cash basis interest income.

Troubled Debt Restructurings:

The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings were $307 thousand and $367 thousand as of September 30, 2020 and December 31, 2019, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2020 and December 31, 2019. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial real estate	$725,270	$—	$2,663	$—	$727,933
Residential real estate	374,693	431	483	—	375,607
Commercial	402,007	116	9,127	—	411,250
Construction and land development	82,744	—	—	—	82,744
Consumer	13,274	—	—	—	13,274
Total	$1,597,988	$547	$12,273	$—	$1,610,808

December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and land development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	September 30, 2020
Commercial real estate	$307
Residential real estate	402
Commercial	674
Construction and development	4,601
Consumer and other loans	—
Carrying amount	$5,984

Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	2020
Balance at January 1	$—
New loans purchased	(418)
Accretion of income	(37)
Reclassifications from nonaccretable difference	—
Disposals	—
Balance at September 30	$(455)

For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded through the nine months ended September 30, 2020.

The credit fair value adjustment on purchased credit impairment (“PCI”) loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan. PCI loans purchased on March 26, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	March 26, 2020
Contractually required principal and interest by loan type
Commercial real estate	$415
Residential real estate	590
Commercial	2,324
Construction and development	5,639
Consumer and other loans	-
Total	$8,968
Contractual cash flows not expected to be collected (nonaccretable discount)
Commercial real estate	$68
Residential real estate	126
Commercial	1,513
Construction and development	2,734
Consumer and other loans	-
Total	$4,441

Expected cash flows	$4,527
Interest component of expected cash flows (accretable discount)	(418)
Fair value of PCI loans accounted for under ASC 310-30	$4,109

Non-Performing Assets

The Company learned on July 15, 2020 that one of its borrowers, Coex Coffee International Inc. (“Coex”), filed a Petition Commencing an Assignment for the Benefit of Creditors in the 11th Judicial Circuit Court in Miami-Dade County, Florida. This state court action is similar to a federal bankruptcy case where the assignee is tasked, under the oversight of a judge, with the repayment of creditors of a troubled entity. The court has appointed Philip Von Kahle as the “Assignee.” Coex was primarily in the business of purchasing and selling green coffee beans. Coex financed its business through various credit facilities from ten financial institutions in an amount totaling $191.9 million. The Company currently has a total of thirty-one (31) advances to Coex for the purchase of coffee from growers for period of up to 90 days with an aggregate outstanding balance of $12.4 million.  However, the Company has a current balance of $8.3 million due to a participation, without recourse, to another financial institution.  The loans are collateralized by coffee beans and the proceeds from coffee sales.  While at the time of petition, the advances were current, the preliminary records reviewed by the Assignee indicate that certain loan documents, including purchase orders, were fraudulent and that only $1.2 million of the associated value may be attributed as collateral against the aggregate outstanding balance. While definitive reports and orders have yet to be issued, based on the Assignee’s preliminary evaluation, the Company considers it prudent to record an impairment of $7.6 million against the Bank’s portion of the loan. The Company intends to vigorously pursue courses of actions available to it to mitigate potential losses, including a potential insurance claim, to recover as much of the current outstanding balance as possible. At this time the Company is unable to provide any assurances whether these courses of action will ultimately be successful.

Paycheck Protection Program (PPP)

The Company has participated in the Paycheck Protection Program (PPP) offered through the U.S. Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. The Company has processed, closed and funded 1,506 loans representing $226.2 million in relief proceeds. As of September 30, 2020, the Company has 1,502 loans representing $225.5 million that remain outstanding. A majority of these loans have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Bank. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. Interest income on loans include PPP loan fees. PPP loan fees recognized during three and nine months ended September 30, 2020 were $1.0 million and $1.6 million, respectively.

Debt Service Relief Requests Related to COVID-19

As of September 30, 2020, we have reviewed and processed numerous debt service relief requests in accordance with Section 4013 of the CARES Act and interagency guidelines published by federal banking regulators on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered TDRs. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months.

As of September 30, 2020, the Company completed $196.8 million in payment relief loans that were granted under the Cares Act guidance associated with the treatment of Troubled Debt Restructurings (TDRs) since inception. Additionally, since inception $93.0 million of these loans either have been reinstated to their original payment terms or been paid off. As such, $103.8 million of these loans remain classified under the Cares Act TDR Treatment methodology as of September 30, 2020.

To manage credit risk, the Company increased oversight and analysis of $44.1 million of loans to borrowers in vulnerable industries such as hotels and hospitality. As of September 30, 2020, $30.7 million of these loans where provided payment relief consistent with Section 4013 of the CARES Act and the interagency guidelines published on March 13, 2020 and are performing under the terms of those modifications. The remaining loans in this group continue to perform according to their terms.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the three and nine months ended September 30, 2020 and 2019:

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$2,792	$3,509	$2,165	$477	$102	$9,045
Provision for loan losses	(209)	(1,197)	7,735	(129)	(31)	6,169
Loans charged-off	-	(179)	-	-	-	(179)
Recoveries	-	-	-	-	-	-
Total ending allowance balance	$2,583	$2,133	$9,900	$348	$71	$15,035

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$1,311	$2,659	$1,578	$371	$150	$6,069
Provision for loan losses	477	633	(542)	(116)	(72)	380
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,788	$3,292	$1,036	$255	$78	$6,449

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
Nine months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$1,845	$3,115	$1,235	$272	$81	$6,548
Provision for loan losses	738	(803)	8,665	76	89	8,765
Loans charged-off	—	(179)	—	—	(99)	(278)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$2,583	$2,133	$9,900	$348	$71	$15,035

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$1,435	$1,822	$2,106	$262	$60	$5,685
Provision for loan losses	353	1,470	(1,070)	(7)	16	762
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	2	2
Total ending allowance balance	$1,788	$3,292	$1,036	$255	$78	$6,449

				Construction
	Commercial	Residential		and Land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
September 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$8,296	$—	$—	$8,296
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	2,583	2,133	1,604	348	71	6,739
Total ending allowance balance	$2,583	$2,133	$9,900	$348	$71	$15,035

Loans:
Loans individually evaluated for impairment	$2,356	$483	$9,127	$—	$—	$11,966
Loans collectively evaluated for impairment	725,577	375,124	402,123	82,744	13,274	1,598,842
Total ending loans balance	$727,933	$375,607	$411,250	$82,744	$13,274	$1,610,808

December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$626	$—	$—	$626
Collectively evaluated for impairment	1,845	3,115	609	272	81	5,922
Total ending allowance balance	$1,845	$3,115	$1,235	$272	$81	$6,548

Loans:
Loans individually evaluated for impairment	$2,428	$483	$1,797	$—	$—	$4,708
Loans collectively evaluated for impairment	268,553	341,774	127,680	41,465	8,287	787,759
Total ending loans balance	$270,981	$342,257	$129,477	$41,465	$8,287	$792,467

NOTE 6 — COMMON STOCK AND PREFERRED STOCK

The Company has Class A Voting and Class B Non-voting common stock with par values of $0.01 per share. As of September 30, 2020, there are 50,000,000 and 10,000,000 shares authorized as Class A and Class B of which 13,080,893 and 401,633 are outstanding, respectively. During the nine months ended September 30, 2020, the Company issued 8,281,476 shares of Class A voting stock and exchanged 350,551 shares of Class B non-voting stock for an equal number of Class A voting stock. Also, during the nine months ended September 30, 2020, the Company cancelled 551 shares of Class A restricted stock and repurchased 315,294 shares of Class A voting stock.

The Company has 10,000,000 shares of undesignated and unissued preferred stock.

NOTE 7 — FAIR VALUE

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

Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of September 30, 2020 and December 31, 2019, all securities available for sale were Level 2.

Securities held-to-maturity: Reported at fair value utilizing level 2 inputs. The estimated fair value is determined based on market quotes when available. If not available, quoted market prices of similar securities, discounted cash flow analysis, pricing models and observable market data are used in determining fair market value.

Equity securities: The Company values equity securities at readily determinable market values based on the closing price at the end of each period. Changes in fair value are recognized through net income.

Loans: Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as commercial or residential mortgage. Each loan category is further segmented into fixed and adjustable rate interest terms as well as performing and non-performing categories. The fair value of loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations and estimated market discount rates that reflect the risks inherent to the loan. The calculation of the fair value considers market driven variables including credit related factors and reflects an exit price as defined in ASC Topic 820.

Accrued interest receivable: The carrying amounts of accrued interest approximate their fair values.

Deposits: The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a current market rates offered for remaining or similar maturities.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements
		at September 30, 2020 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
September 30, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Small Business Administration loan pools	$31,823	$—	$31,823	$—
Mortgage-backed securities	33,399	—	33,399	—
U.S. agency obligations	5,141	—	5,141	—
Community Development District bonds	23,097	—	23,097	—
Municipals	1,099	—	1,099	—
Corporate bonds	2,508	—	2,508	—
Total	$97,067	$—	$97,067	$—
Equity
Mutual funds	$995	$995	$—	$—
Total	$995	$995	$—	$—

		Fair Value Measurements
		at December 31, 2019 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
SBA loans pools	$17,183	$—	$17,183	$—
Mortgage-backed securities	5,185	—	5,185	—
U.S. agency obligations	4,070	—	4,070	—
Corporate bonds	2,003	—	2,003	—
Total	$28,441	$—	$28,441	$—
Equity
Mutual funds	$971	$—	$971	$—
Total	$971	$—	$971	$—

There were no securities reclassified into or out of Level 3 during the nine months ended September 30, 2020 or for the year ended December 31, 2019.

Impaired loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Specifically, regarding the Coex Coffee International Loan, the carrying amount of the loan for impairment purposes was determined based on the note outstanding balance at September 30, 2020, less the non-recourse amount sold to our participant, yielding a carrying value of $8.3 million. The fair value of the collateral was determined based on a review of preliminary information obtained from the Assignee related to the collectability of the purchase order advances and adjusted for estimated legal and Assignee related costs. When netted in the same percentage as the non-recourse portion of the loan, the net fair value of collateral was noted as $0.6 million. The net result of these calculations provides for a specific reserve of $7.6 million within the ALLL associated with the Coex Coffee International loan or approximately 92% of the carrying value of the loan.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at September 30, 2020 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	831	—	—	831	(8,296)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$831	$—	$—	$831	$(8,296)

Fair Value Measurements
at December 31, 2019 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2019	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	442	—	—	442	(627)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$442	$—	$—	$442	$(627)

As shown above our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Bank’s financial instruments (in thousands):

	September 30, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$287,840	$287,840	Level 1
Federal Funds Sold	26,696	26,696	Level 1
Securities, Available for Sale	97,067	97,067	Level 2
Securities, Held to Maturity	1,589	1,605	Level 2
Securities, Equity	995	995	Level 1
Loans, net	1,589,010	1,600,457	Level 3
Company Owned Life Insurance	17,236	17,236	Level 2
Accrued Interest Receivable	6,547	6,547	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,567,143	1,592,995	Level 2
Federal Home Loan Bank Advances	50,000	47,647	Level 2
Subordinated Debt	10,197	10,197	Level 2
PPPLF Advances	224,341	224,835	Level 2
Accrued Interest Payable	979	979	Level 2

	December 31, 2019
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$171,980	$171,980	Level 1
Federal Funds Sold	26,970	26,970	Level 1
Securities, Available for Sale	28,441	28,441	Level 2
Securities, Held to Maturity	214	224	Level 2
Securities, Equity	971	971	Level 2
Loans, net	785,167	796,924	Level 3
Company Owned Life Insurance	16,858	16,858	Level 2
Accrued Interest Receivable	2,498	2,498	Level 1, 2 & 3

Financial Liabilities:
Deposits	892,873	883,225	Level 2
Federal Home Loan Bank Advances	55,000	54,649	Level 2
Line of Credit	9,999	9,999	Level 1
Accrued Interest Payable	373	373	Level 2

NOTE 8 — LEASES

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company’s ROU assets are classified under premises and equipment on the Balance Sheet. The ROU liabilities are classified under other liabilities. The Company recorded $1.7 million during the nine months ended September 30, 2020 and $6.0 million during the year ended December 31, 2019. The total amount of ROU was $6.9 and $6.4 million at September 30, 2020 and December 31, 2019, respectively.

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

Lease cost for the three and nine months ended September 30, 2020 and 2019 consists of:

	Three-month	Three-month	Nine-month	Nine-month
	period ended	period ended	period ended	period ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating Lease and Interest Cost	$507	$282	$1,264	$726
Variable Lease Cost	120	92	369	269
Total Lease Cost	$627	$374	$1,633	$995

The following table provides supplemental information related to leases for the three and nine months ended September 30, 2020 and 2019:

	Three-month		Three-month		Nine-month	Nine-month
	period ended		period ended		period ended	period ended
	September 30, 2020		September 30, 2019		September 30, 2020	September 30, 2019
Operating Lease - Operating Cash Flows (Fixed Payments)	$508		$282		$1,264	$726
Operating Lease - Operating Cash Flows (Liability Reduction)	$612		$239		$1,281	$442
New ROU Assets - Operating Leases	$60		$—		$1,680	$411
Weighted Average Lease Term (Years) - Operating Leases					5.85	8.06
Weighted Average Discount Rate - Operating Leases		%		%	3.05%	3.82%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2020 is as follows:

September 30, 2020
Operating lease payments due:
Within one year	$1,567
After one but within two years	1,178
After two but within three years	1,212
After three but within four years	1,064
After four years but within five years	947
After five years	1,348
Total undiscounted cash flows	7,316
Discount on cash flows	(545)
Total operating lease liabilities	$6,771

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

NOTE 9 — BUSINESS COMBINATION

Acquisition of Marquis Bancorp, Inc.

On March 26, 2020, the Company closed its acquisition of Marquis Bancorp. (MBI) and its wholly owned subsidiary, Marquis Bank, headquartered in Coral Gables, Florida. Each share of MBI common stock issued and outstanding immediately prior to closing was converted into 1.2048 shares of the Company’s Class A common stock, with cash paid in lieu of fractional shares. The Company issued 4,227,816 shares of its Class A Common Stock as consideration in the acquisition. No MBI shareholders exercised appraisal rights. In addition, all stock options of MBI granted and outstanding on the closing date of the acquisition were converted into an option to purchase shares of the Company’s Class A Common Stock based on the exchange ratio.

MBI results of operations were included in the Company’s results beginning March 27, 2020. Acquisition-related costs of $1.1 and $3.3 million are included in non-interest expense in the Company’s income statement for the three and nine months ended September 30, 2020. The fair value of the Class A common shares issued as part of the consideration paid for MBI was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

The acquisition of MBI was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. Goodwill of $15.7 million arising from the acquisition consisted of operational efficiencies and potential cost savings through consolidating and integrating MBI’s operations into the Company’s existing operations. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition of MBI as new information and circumstances relative to closing date fair values become known. Fair value estimates are deemed preliminary due to pending evaluations of reports from the Company’s third-party valuation specialists, appraisals and other financial information. The Company continues to evaluate and adjust as necessary, the fair values assigned to assets acquired and liabilities assumed through the acquisition of MBI. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, goodwill and time deposits is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The following table summarizes the consideration paid for MBI and the estimated fair values of the assets acquired, and liabilities assumed at the date of the MBI acquisition, net of total consideration paid:

	Estimated	Measurement	Estimated
	Fair Value at	Period	Fair Value at
(In thousands, except per share data)	March 26, 2020	Adjustments	September 30, 2020
Number of MBI common shares outstanding	3,509,143	-	3,509,143
Per share exchange ratio	1.2048	-	1
Number of shares of common stock issued	4,227,816	-	4,227,816
Multiplied by common stock price per share on March 26, 2020	$15.21	$-	$15
Value of common stock issued	64,305	-	64,305
Cash paid in lieu of fractional shares	1	-	1
Fair value of MBI stock options converted to PFHD options	393	-	393
Fair value of total consideration transferred	$64,699	$-	$64,699

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$26,860	$-	$26,860
Securities, Available for Sale	27,029	-	27,029
Securities, Held to Maturity	1,466	-	1,466
Loans	520,606	91	520,697
Premises and equipment	824	-	824
Accrued interest receivable	1,525	-	1,525
Core deposit intangibles	3,964	-	3,964
Other assets	7,100	295	7,395
Total asset acquired	589,374	386	589,760

Deposits	497,166	944	498,110
Federal Home Loan Bank advances	25,103	-	25,103
Subordinated notes payable	9,920	365	10,285
Accrued interest payable	610	-	610
Other Liabilities	6,604	-	6,604
Total liabilities assumed	539,403	1,309	540,712

Total identifiable net assets	49,971	(923)	49,048

Goodwill	$14,728	$923	$15,651

Acquired loans are initially recorded at their acquisition-date fair values using Level 3 inputs. Refer to Note 7, Fair Value, for a discussion of the fair value hierarchy. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired (“PCI”) loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of MBI’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a book balance, prior to fair value adjustments, of $539.9 million.

The table below illustrates the fair value adjustments made to the amortized cost basis to present the fair value of the loans acquired.

	Estimated	Measurement	Estimated
	Fair Value at	Period	Fair Value at
	March 26, 2020	Adjustments	September 30, 2020
Gross principal balance	$539,855	$-	$539,855
Interest rate fair value adjustment on performing loans	3,109	-	3,109
Credit fair value adjustment on performing loans	(18,242)	-	(18,242)
Fair value adjustment on PCI loans	(4,116)	91	(4,025)
Fair value of acquired loans	$520,606	$91	$520,697

The credit fair value adjustment on PCI loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

	Estimated	Measurement	Estimated
	Fair Value at	Period	Fair Value at
	March 26, 2020	Adjustments	September 30, 2020
Contractually required principal and interest at acquisition	$8,968	$-	$8,968
Contractual cash flows not expected to be collected (nonaccretable discount, includes principal and interest)	(4,531)	90	(4,441)
Expected cash flows at acquisition	4,437	90	4,527
Interest component of expected cash flows (accretable discount)	(418)	-	(418)
Fair value of PCI loans accounted for under ASC-310-30	$4,019	$90	$4,109

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

For PCI loans, acquired with evidence of credit deterioration, the Company prepared a specific credit risk fair value adjustment in accordance with ASC 310-30. The fair value adjustment of $4.0 million represents the present value of expected cash flows at market participant discount rates in accordance with ASC 310-30. This fair value adjustment was segregated into 2 pieces: (i) non-accretable discount which represents the portion of the loan balances that has been deemed uncollectible of $4.4 million, and (ii) accretable discount of $0.4 million which would represent an adjustment for the expected future cash flows discounted at a market participant discount rate. The accretable discount will be recognized on a level yield basis.

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

The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit was valued at $2.8 million is being amortized into income on a level yield amortization method over the contractual life of the deposits.

The fair value adjustment of FHLB advances was determined based upon an estimated fair value received from the FHLB Atlanta. The FHLB advances was valued at $0.1 million and will be amortized into the remaining life of the Advances.

The fair value of subordinated debt was determined by using a discounted cash flow method using a market participant discount rate for similar instruments. The subordinated debt was fair valued at a discount of $0.3 million and will be amortized over the expected life of the debt.

In connection with the acquisition of MBI, the Company recorded a net deferred income tax asset of $4.0 million related to MBI’s effects of fair value adjustments resulting from applying the purchase method of accounting.

The following table presents supplemental pro-forma information as if the acquisition had occurred at the beginning of 2019. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2019.

	Three months ended	Nine months ended
(In thousands, except per share data)	September 30, 2019	September 30, 2019
Net interest income	$14,644	$42,104
Net income	3,757	10,036
EPS - basic	$0.00	$0.00
EPS - diluted	$0.00	$0.00

NOTE 10 — SUBSEQUENT EVENTS

PPPLF Advances

The Company has participated in the Payroll Protection Program (PPP) offered through the U.S. Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. A majority of these loans have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). As of June 30, 2020, the Company had initially pledged $218.1 million in PPPLF loans and has since then made several paydowns. As of October 31, 2020, the Company has pledged $149.1 million in remaining PPPLF loans. The PPPLF pledged loans are non-recourse to the Bank. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. As of October 31, 2020, the Company has paid off $75.2 million in PPPLF advances since inception of the program.

New England Office Lease

On October 15, 2020, the Company entered into a short-term lease for its new loan production office in Bedford, NH. The lease is scheduled to commence on November 1, 2020 for a term of 36 months, with an option to terminate at month 24. Total operating expense base will be approximately $16 thousand per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management’s Discussion and Analysis of the Financial Condition and Results of Operations (“MD&A”) of Professional Holding Corp. (the “Company”) for the three and nine months ended September 30, 2020 and 2019. This MD&A should be read in conjunction with the financial statements above and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 10-Q”) and Form 10-Q for the quarter ended June 30, 2020 (the “Second Quarter 10-Q”).

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

Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:

●	the duration and severity of the COVID 19 pandemic, both in our principal area of operations and nationally, and the impact of the pandemic, including the government’s responses to the pandemic, on our and our customers’ operations, personnel, and business activity (including developments and volatility), as well as the pandemic’s impact on the credit quality of our loan portfolio and on financial market and general economic conditions.
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
●	the impairment estimate related to Coex and the Company's pursuit of actions to mitigate the ultimate losses on the Coex credit and the ability to recover as much of the outstanding indebtedness as possible;
●	the frequency and magnitude of foreclosure of our loans;
●	changes in the securities, real estate markets and commodities markets (including fluctuations in the price of coffee or oil);
●	our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
●	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
●	increased competition and its effect on pricing of our products and services as well as our margins;
●	legislative or regulatory changes;
●	potential business uncertainties as we integrate MBI into our operations, including into our operations critical accounting estimates;
●	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
●	the Bank’s ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
●	changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;
●	our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
●	negative publicity and the impact on our reputation;
●	our ability to attract and retain highly qualified personnel;
●	technological changes;
●	cybersecurity risks including security breaches, computer viruses, and data processing system failures and errors;
●	our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
●	changes in monetary and fiscal policies of the U.S. Government and the Federal Reserve;

●	inflation, interest rate, unemployment rate, market, and monetary fluctuations;
●	the efficiency and effectiveness of our internal control environment;
●	the ability of our third-party service providers to continue providing services to us and clients without interruption;
●	geopolitical developments;
●	the effects of harsh weather conditions, including hurricanes, and other natural disasters (including pandemics such as COVID-19) man-made disasters;
●	potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
●	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●	changes in consumer spending and saving habits;
●	growth and profitability of our noninterest income; and
●	anti-takeover provisions under federal and state law as well as our governing documents.

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

Executive Overview

Highlights of our performance and financial condition as of and for the three and nine months ended September 30, 2020 and other key events that have occurred during 2020 are provided below.

Results of Operations for the three months ended September 30, 2020

●	Net income was $1.0 million compared to $0.5 million for the same period in 2019.
●	Pre-Tax Pre-Provision earnings (non-GAAP, see Explanation of Certain unaudited non-GAAP Financial Measures) was $6.7 million for the current quarter, an increase of $1.0 million, or 17.5% compared to pre-tax pre-provision earnings of $5.7 million in the previous quarter, and a $5.6 million, or 409.1% increase compared to $1.1 million in during the same period in 2019.
●	Net interest income was $17.5 million, an increase of $1.2 million or 7.4% compared to the previous quarter and an increase of $10.2 million, or 140.7%, compared to the same period in 2019.
•	Noninterest income totaled $1.0 million, unchanged from the previous quarter and up $0.1 million, or 14.7% million from the third quarter 2019.
•

Noninterest expense totaled $11.7 million, an increase of $0.2 million or 1.7% compared to the previous quarter due to a charitable contribution to the AAA Scholarship Foundation of $0.3 million and an increase of $4.7 million, or 66.4%, compared to the same period in 2019. MBI acquisition expenses were primarily responsible for the increase from 2019.

Results of Operations for the nine months ended September 30, 2020

●	Net income of $2.8 million compared to $1.3 million for the same period in 2019, an increase of $1.5 million, or 105.0%.

●	Net interest income of $41.8 million, an increase of $21.2 million, or 102.9%, compared to the same period in 2019. This increase was primarily due to loan growth, partially offset by an increase in total deposits.
●	Noninterest income totaled $2.8 million, an increase of $0.7 million, or 31.0%, compared to the same period in 2019, primarily due to an increase in mortgage banking revenue as well as an increase in deposit account service charges due to deposit activity increases from the MBI acquisition.
●	Noninterest expense of $32.7 million, which represented an increase of $12.6 million, or 63.0%, compared to the same period in 2019. MBI acquisition expenses and additional employee headcount from the acquisition were primarily responsible for the increase.

Financial Condition

At September 30, 2020:

•

Total assets increased to $2.1 billion, an increase of $1.0 billion, or 97.2%, compared to December 31, 2019. This increase was largely attributable to the completion of the acquisition of MBI and our participation in the SBA Paycheck Protection Program (PPP) funding. New loan originations were $97.4 million for the quarter, compared to $62.6 million the prior quarter, excluding PPP loans.

•

Net loans increased to $1,589.0 million, up $803.8 million, or 102.4% compared to December 31, 2019 due to the MBI acquisition, participation in the PPP funding and new growth. We experienced growth across all loan types due to new organic origination, excluding PPP loans, of $97.4 million for the quarter compared to $62.6 million in the prior quarter.

•

Nonperforming assets totaled $9.9 million, inclusive of $8.3 million representing the Coex loan, compared to $2.3 million at December 31, 2019. As part of our continued evaluation of the Coex credit, the Company classified the full loan amount of $8.3 million as substandard non-accrual as of September 30, 2020. Including Coex, total substandard assets are $12.3 million, total special mention loans are $0.5 million and total criticized assets are $12.8 million as of September 30, 2020.

•

The Company maintained its strong capital position. As of September 30, 2020, we were well-capitalized with a total risk-based capital ratio of 15.7%, and a leverage capital ratio of 10.1%. As of December 31, 2019, all of our regulatory capital ratios exceeded the thresholds to be well-capitalized under the applicable bank regulatory requirements.

COVID-19 Operational Response and Bank Preparedness

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in the world’s financial markets.

The Company continues to work within the COVID-19 response plans which were originally established in the Spring of 2020. The Company continues to update these plans to ensure that they comply with the latest governmental guidelines and health conditions. As conditions permit, these plans facilitate our staff judiciously and safely returning to the office. On September 30, 2020, approximately 35% of our staff was working in the office while approximately 65% was working by remote access. This compares to July 10, 2020, when 20% of our staff was working in the office and 80% was working by remote access.

In response to the COVID 19 pandemic we have:

●	Participated in the PPP and processed/closed/funded 1,506 small business loans representing $226.2 million in relief proceeds. The majority of these loans have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Bank. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. As of October 31, 2020, the Company has paid off $75.2 million in PPPLF advances.
•

Added an online PPP application form and automated the PPP loan closing documentation process. As of October 8, 2020, there have been 76 loans submitted for forgiveness for a total of $48.2 million, or 21.3% of total PPP loan volume.

•

As of September 30, 2020, we have reviewed and processed 238 debt service relief requests in accordance with Section 4013 of the CARES Act and the Interagency guidelines published on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made in good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered troubled debt restructurings. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months. As of September 30, 2020, 7.4% of all loans have been approved for modification and remained so. Payment deferrals represent 4.5% of all loans and are comprised of 32 residential real estate loans totaling $25.5 million, 7 loans secured by owner occupied commercial real estate totaling $13.2 million, 13 loans collateralized by non-owner occupied commercial real estate totaling $20.8 million and 4 commercial and industrial loans totaling $2.8 million. Additionally, as a part of the CARES Act, the SBA is paying six months of loan payments for the Company’s SBA 7a borrowers, of which the Company holds $13.6 million in the non-guaranteed portion of 7a loans.

The economic effects of the COVID-19 pandemic have significantly impacted and continue to significantly impact business and economic activity in the U.S. and around the world. There have been full and partial business closures, increases in unemployment as workers are furloughed, laid off, or had hours limited. Such disruptions could adversely affect our loan and deposit fee income as well as create downward pressure on the quality of our loan portfolio possibly leading to an increase in loan charge-offs.

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

Results of Operations for the three months ended September 30, 2020 and 2019

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
Interest income	$19,101	$10,330	84.9%
Interest expense	1,641	3,077	(46.7)%
Net Interest income	17,460	7,253	140.7%
Provision for loan losses	5,957	380	(1,467.6)%
Net interest income after provision	11,503	6,873	67.4%
Noninterest income	963	844	14.1%
Noninterest expense	11,713	7,041	66.4%
Income before income taxes	753	676	11.4%
Income tax expense	(197)	182	208.2%
Net income	$950	$494	92.3%

Net income for the three months ended September 30, 2020 was $1.0 million, an increase of $0.5 million, or 92.3%, from net income for the three months ended September 30, 2019 of $0.5 million. Interest income increased $8.8 million while interest expense decreased $1.4 million, resulting in a net interest income increase of $10.2 million for the three months ended September 30, 2020 compared to the same period in the prior year. The increase in our interest income was primarily due to our growth and from the MBI acquisition. Provision for loan losses increased by $5.6 million for the three months ended September 30, 2020 compared to the same period in the prior year. The increase in the provision was intended to address the impairment of the Coex loan. The increase in noninterest expense for the three months ended September 30, 2020 compared to the same period in the prior year was primarily a result of MBI acquisition expenses and a charitable contribution expense of $0.3 million to the AAA Scholarship Foundation.

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

	For the Three Months Ended September 30,
	2020			2019
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$251,613	$65	0.10%	$75,443	$414	2.18%
Federal funds sold	30,164	12	0.16%	26,724	163	2.42%
Federal Reserve Bank stock, FHLB stock and other corporate stock	8,998	103	4.55%	4,617	73	6.27%
Investment securities	104,226	433	1.65%	27,957	178	2.53%
Loans(1)	1,572,833	18,488	4.68%	737,215	9,502	5.11%
Total interest earning assets	1,967,834	19,101	3.86%	871,956	10,330	4.70%
Noninterest earning assets	99,075			53,425
Total assets	2,066,909			925,381
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,049,556	1,165	0.44%	603,131	2,789	1.83%
Borrowed funds	297,227	476	0.64%	50,000	288	2.29%
Total interest-bearing liabilities	1,346,783	1,641	0.48%	653,131	3,077	1.87%
Noninterest-bearing liabilities
Noninterest-bearing deposits	494,415			183,036
Other noninterest-bearing liabilities	19,961			9,189
Shareholders’ equity	205,750			80,025
Total liabilities and shareholders’ equity	$2,066,909			$925,381
Net interest spread(2)			3.38%			2.83%
Net interest income		$17,460			$7,253
Net interest margin(3)			3.53%			3.30%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $1.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively.

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

	For the Three Months Ended September 30, 2020
	Compared to 2019
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$967	$(1,316)	$(349)
Federal funds sold	21	(172)	(151)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	69	(39)	30
Investment securities	486	(231)	255
Loans	10,770	(1,784)	8,986
Total	$12,313	$(3,542)	$8,771
Interest expense
Interest-bearing deposits	2,065	(3,689)	(1,624)
Borrowed funds	1,424	(1,236)	188
Total	$3,489	$(4,925)	$(1,436)

Net interest income increased by $10.2 million to $17.5 million for the three months ended September 30, 2020 compared to for the three months ended September 30, 2019. Our total interest income was impacted by an increase in interest earning assets, primarily due to growth in our loan portfolio. Average total interest earning assets were $2.0 billion for the three months ended September 30, 2020 compared with $0.9 billion for the three months ended September 30, 2019. The annualized yield on those interest earning assets decreased 84 basis points from 4.70% for the three months ended September 30, 2019 to 3.86% for the three months ended September 30, 2020 due to loans repricing, coupled with higher yielding loan payoffs. Our yield on interest earning assets declined during the third quarter of 2020, which was partially offset by total earnings credits accumulated this quarter of $12.3 thousand. The increase in the average balance of interest earning assets was driven almost entirely by growth in our loan portfolio of $824.3 million, representing an increase of 107.8%, to $1.6 billion for the three months ended September 30, 2020 compared to $764.7 million for the three months ended September 30, 2019. The growth in the loan portfolio was primarily due from the MBI acquisition in the first quarter.

Average interest-bearing liabilities increased due to the MBI acquisition in the first quarter and grew by $693.7 million, or 106.2%, from $653.1 million for the three months ended September 30, 2019 to $1.3 billion for the three months ended September 30, 2020. The increase was primarily due to a $446.4 million increase in the average balance of interest-bearing deposits, or 74.0%. The increase in the average balance of interest-bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and, to a lesser extent, negotiable order of withdrawal accounts, or NOW accounts. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.48% for the three months ended September 30, 2020 compared to 1.87% for the three months ended September 30, 2019, annualized average interest rate paid on interest-bearing deposits decreased 139 basis points to 0.44% and the annualized average interest rate paid on borrowed funds decreased by 165 basis points to 0.64%. The decreases in annualized average interest rates primarily reflected a decrease in market interest rates due to decreases in the federal funds target interest rate during the three months ended September 30, 2020. For the three months ended September 30, 2020, our average other noninterest-bearing liabilities increased $10.8 million, or 117.2%, to $20.0 million from $9.2 million during the three months ended September 30, 2019. Average noninterest-bearing deposits also increased $311.4 million, or 170.1%, from $183.0 million to $494.4 million for the same periods. For the three months ended September 30, 2020, our annual net interest margin was 3.53% and net interest spread was 3.38%. For the three months ended September 30, 2019, annual net interest margin was 3.30% and net interest spread was 2.83%. Our net interest margin was positively affected by 0.23% during the three months ended September 30, 2020, compared to the same period in 2019 because in addition to the $251.6 million in interest-bearing deposits at correspondent banks yielding 0.10%, the Company also has invested approximately $15 million in average balances at correspondent banks that currently pay 35 basis points in earnings credits, which are included in the $99.1 million in noninterest earning assets. As a result of the recent reductions in the federal funds target interest rates as well as continued declines in the 10-year treasury yield, average rates earned on interest earning assets and average rates paid on our interest-bearing deposits generally declined during for the three months ended September 30, 2020. Correspondingly new loans were priced at lower yields in comparison to previously held loans which led to numerous loan payoffs in 2020 compared to 2019.

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

Our provision for loan losses amounted to $6.0 million for the three months ended September 30, 2020 and $0.4 million for the three months ended September 30, 2019. The increase from 2019 to 2020 was primarily due to the $7.6 million impairment of the Coex loan. Our allowance for loan losses as a percentage of total loans (excluding PPP loans and overdrafts) was 1.09% at September 30, 2020 compared to 0.83% at December 31, 2019. We recorded one net charge-off for $0.2 million for the three months ended September 30, 2020. We did not record any net charge-offs for the three months ended September 30, 2019.

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

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income
Deposit account service charges	$319	$69	362.3%
Mortgage banking revenue	325	150	116.7%
Gain on sale of securities	1	—	100.0%
Swap referral fees	149	337	(55.8)%
SBA origination fees	—	—	-%
Other fees and charges	169	288	(41.3)%
Total noninterest income	$963	$844	14.1%

Noninterest income for the three months ended September 30, 2020 was $1.0 million, a $0.1 million or 14.1% increase compared to noninterest income of $0.8 million for the three months ended September 30, 2019. The increase was primarily due to an increase in deposit account service charges, of $0.3 million, or 362.3% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. To a lesser extent the increase was due to mortgage banking revenues, of $0.2 million, or 116.7%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to selling fixed long-term mortgages to third party investors.

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

	Three Months Ended September 30,
			Increase
(Dollars in thousands)	2020	2019	(Decrease)
Noninterest expense
Salaries and employee benefits	$6,433	$4,662	38.0%
Occupancy and equipment	1,196	701	70.6%
Data processing	374	165	126.7%
Marketing	435	128	239.8%
Professional fees	562	524	7.3%
Acquisition expenses	1,078	—	100.0%
Regulatory assessments	250	46	443.5%
Other	1,385	815	69.9%
Total noninterest expense	$11,713	$7,041	66.4%

Noninterest expense amounted to $11.7 million for the three months ended September 30, 2020, an increase of $4.7 million, or 66.4%, compared to $7.0 million for the three months ended September 30, 2019. The increase was primarily due to the acquisition expenses and an increase in salaries and benefits from increased employee headcount, increases in occupancy and equipment expense due to the opening of two new branches and the digital innovation center, professional services expense due to costs related to building the organizational infrastructure of a publicly traded company and a charitable contribution of $0.3 million to the AAA Scholarship Foundation.

The preliminary noninterest expense savings from the MBI acquisition was estimated at $5.0 million, or 37% for the fiscal year. The Company has begun to realize the operational efficiencies expected from the MBI acquisition and as of September 30, 2020 has updated the estimated noninterest expense savings to $6.4 million, or 45% for the fiscal year.

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

Income tax (benefit) provision was $0.2 million for the three months ended September 30, 2020 compared to $0.2 million for the three months ended September 30, 2019. Our effective tax rates for those periods were (25.7%) and 26.9%, respectively. The decrease in the effective tax rate was primarily due to the increase in state tax credits from $0.3 million charitable contribution to AAA Scholarship Foundation, excess tax benefits from stock-based compensation and tax-exempt interest income.

Results of Operations for the nine months ended September 30, 2020 and 2019

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
Interest income	$48,643	$28,600	70.1%
Interest expense	6,831	7,995	(14.6)%
Net Interest income	41,812	20,605	102.9%
Provision for loan losses	8,552	762	(1,022.3)%
Net interest income after provision	33,260	19,843	67.6%
Noninterest income	2,787	2,127	31.0%
Noninterest expense	32,747	20,088	63.0%
Income before income taxes	3,300	1,882	75.3%
Income tax expense	536	534	(0.4)%
Net income	$2,764	$1,348	105.0%

Net income for the nine months ended September 30, 2020 was $2.8 million, an increase of $1.4 million, or 105.0%, from net income for the nine months ended September 30, 2019 of $1.3 million. Interest income increased $20.0 million while interest expense decreased $1.2 million, resulting in a net interest income increase of $21.2 million for the nine months ended September 30, 2020 compared to the same period in the prior year. The increase in our interest income was primarily due to our growth and from the MBI acquisition. Provision for loan losses increased by $7.8 million for the nine months ended September 30, 2020 compared to the same period in the prior year. The increase in the provision was intended to address the impairment of the Coex loan. Noninterest income increased $0.7 million and noninterest expense increased $12.6 million for the nine months ended September 30, 2020 compared to the same period in the prior year. The increase in noninterest expense for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily a result of MBI acquisition expenses.

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

	For the Nine Months Ended September 30,
	2020			2019
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$201,730	$694	0.46%	$64,727	$1,131	2.33%
Federal funds sold	32,682	143	0.58%	24,487	459	2.50%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,372	313	5.67%	4,196	200	6.36%
Investment securities	87,607	1,093	1.67%	28,182	521	2.46%
Loans(1)	1,296,922	46,400	4.78%	678,571	26,289	5.17%
Total interest earning assets	1,626,313	48,643	4.00%	800,163	28,600	4.77%
Noninterest earning assets	91,454			44,988
Total assets	1,717,767			845,151
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	936,765	5,408	0.77%	547,245	7,200	1.75%
Borrowed funds	197,327	1,423	0.96%	45,058	795	2.35%
Total interest-bearing liabilities	1,134,092	6,831	0.80%	592,303	7,995	1.80%
Noninterest-bearing liabilities
Noninterest-bearing deposits	386,848			163,513
Other noninterest-bearing liabilities	17,243			9,545
Shareholders’ equity	179,584			79,790
Total liabilities and shareholders’ equity	$1,717,767			$845,151
Net interest spread(2)			3.19%			2.97%
Net interest income		$41,812			$20,605
Net interest margin(3)			3.43%			3.43%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $2.3 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

	For the Nine Months Ended September 30, 2020
	Compared to 2019
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$2,394	$(2,831)	$(437)
Federal funds sold	154	(470)	(316)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	151	(38)	113
Investment securities	1,099	(527)	572
Loans	23,956	(3,845)	20,111
Total	$27,754	$(7,711)	$20,043
Interest expense
Interest-bearing deposits	5,125	(6,917)	(1,792)
Borrowed funds	2,687	(2,059)	628
Total	$7,812	$(8,976)	$(1,164)

Net interest income increased by $21.2 million to $41.8 million for the three months ended September 30, 2020 compared to the nine months ended September 30, 2020. Our total interest income was impacted by an increase in interest earning assets, primarily due to growth in our loan portfolio, partially offset by an increase in total deposits. Average total interest earning assets were $1.6 billion for the nine months ended September 30, 2020 compared with $0.8 billion for the nine months ended September 30, 2019. The annualized yield on those interest earning assets decreased 77 basis points from 4.77% for the nine months ended September 30, 2019 to 4.00% for the nine months ended September 30, 2020 due to the reductions in the federal funds target interest rates by the Federal Reserve as well as loans repricing, coupled with higher yielding loan payoffs. Our yield on interest earning assets declined during the nine months ended September 30, 2020, which was partially offset by lower interest expense on our interest-bearing deposits and earnings credits accumulated during the third quarter of $12.3 thousand. The increase in the average balance of interest earning assets was driven almost entirely by growth in our loan portfolio of $824.3 million, representing an increase of 107.8%, to $1.6 billion for the nine months ended September 30, 2020 compared to $764.7 million for the nine months ended September 30, 2019. The growth in the loan portfolio was primarily due from the MBI acquisition in the first quarter.

Average interest-bearing liabilities increased due to the MBI acquisition in the first quarter and grew by $541.8 million, or 91.5%, from $592.3 million for the nine months ended September 30, 2019 to $1.1 billion for the nine months ended September 30, 2020. The increase was primarily due to a $389.5 million increase in the average balance of interest-bearing deposits, or 71.2%. The increase in the average balance of interest-bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, and, to a lesser extent, negotiable order of withdrawal accounts, or NOW accounts. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.80% for the nine months ended September 30, 2020 compared to 1.80% for the nine months ended September 30, 2019, annualized average interest rate paid on interest-bearing deposits decreased 98 basis points to 0.77% and the annualized average interest rate paid on borrowed funds decreased by 139 basis points to 0.96%. The decreases in annualized average interest rates primarily reflected a decrease in market interest rates due to decreases in the federal funds target interest rate during for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, our average other noninterest-bearing liabilities increased $7.7 million, or 80.6%, to $17.2 million from $9.5 million during the nine months ended September 30, 2019. Average noninterest-bearing deposits also increased $223.3 million, or 136.6%, from $163.5 million to $386.8 million for the same periods. For the nine months ended September 30, 2020, our annual net interest margin was 3.43% and net interest spread was 3.19%. For the nine months ended September 30, 2019, annual net interest margin was 3.43% and net interest spread was 2.97%. Our net interest margin was not affected during the nine months ended September 30, 2020, compared to the same period in 2019. As a result of the recent reductions in the federal funds target interest rates as well as continued declines in the 10-year treasury yield, average rates earned on interest earning assets and average rates paid on our interest-bearing deposits generally declined during the nine months ended September 30, 2020. Correspondingly new loans were priced at lower yields in comparison to previously held loans which led to numerous loan payoffs at the beginning of 2020 compared to 2019.

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

Our provision for loan losses amounted to $8.6 million for the nine months ended September 30, 2020 and $0.8 million for the nine months ended September 30, 2019. The increase from 2019 to 2020 was primarily due to the $7.6 million impairment of the Coex loan and to a lesser extent the elevated credit risk levels related to the COVID-19 pandemic. Our allowance for loan losses as a percentage of total loans (excluding PPP loans and overdrafts) was 1.09% at September 30, 2020 compared to 0.83% at December 31, 2019. We recorded one net charge-off for $0.3 million for the nine months ended September 30, 2020. We did not record any net charge-offs for the nine months ended September 30, 2019.

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

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income
Deposit account service charges	$848	$542	56.5%
Mortgage banking revenue	688	201	242.3%
Gain on sale of securities	16	3	433.3%
Swap referral fees	622	802	(22.4)%
SBA origination fees	114	79	44.3%
Other fees and charges	499	500	(0.2)%
Total noninterest income	$2,787	$2,127	31.0%

Noninterest income for the nine months ended September 30, 2020 was $2.8 million, a $0.7 million or 31.0% increase compared to noninterest income of $2.1 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in mortgage banking revenues, of $0.5 million, or 242.3%, during the nine months ended September 30, 2020 compared to for the nine months ended September 30, 2019 due to selling fixed long-term mortgages to third party providers. We also experienced an increase in deposit account service charges of $0.3 million, or 56.5%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to deposit activity increases from the MBI acquisition.

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

	Nine Months Ended September 30,
			Increase
(Dollars in thousands)	2020	2019	(Decrease)
Noninterest expense
Salaries and employee benefits	$18,608	$13,534	37.5%
Occupancy and equipment	3,051	1,824	67.3%
Data processing	971	489	98.6%
Marketing	723	400	80.8%
Professional fees	1,723	1,106	55.8%
Acquisition expenses	3,301	—	100.0%
Regulatory assessments	764	353	116.4%
Other	3,606	2,382	51.4%
Total noninterest expense	$32,747	$20,088	63.0%

Noninterest expense amounted to $32.7 million for the nine months ended September 30, 2020, an increase of $12.6 million, or 63.0%, compared to $20.1 million for the nine months ended September 30, 2019. The increase was primarily due to the acquisition expenses and to a lesser extent, an increase in salaries and benefits, from increased employee headcount, increases in occupancy and equipment expense due to the opening of two new branches and the digital innovation center, professional services expense due to costs related to building the organizational infrastructure of a publicly traded company and a charitable contribution of $0.3 million to the AAA Scholarship Foundation.

The preliminary noninterest expense savings from the MBI acquisition was estimated at $5.0 million, or 37% for the fiscal year. The Company has begun to realize the operational efficiencies expected from the MBI acquisition and as of September 30, 2020 has updated the estimated noninterest expense savings to $6.4 million, or 45% for the fiscal year.

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

Income tax provision was $0.5 million for the nine months ended September 30, 2020 compared to $0.5 million for the nine months ended September 30, 2019. Our effective tax rates for those periods were 16.4% and 28.4%, respectively. The decrease in the effective tax rate was primarily due to the increase in state tax credits from $0.3 million charitable contribution to AAA Scholarship Foundation, excess tax benefits from stock-based compensation, tax-exempt interest income and the retroactive reduction of the 2018 Florida income tax rate.

Financial Condition

For the nine months ended September 30, 2020, our total assets increased by $1.0 billion, or 97.2%, to approximately $2.1 billion. Net loans increased to $1.6 billion, an increase of $803.8 million, or 102.4%, compared to December 31, 2019 as a result of the acquisition, the SBA Paycheck Protection Program (PPP) and new organic origination. Interest-bearing deposits at other financial institutions increased due to our desire to maintain our excess liquidity in more liquid assets due to our significant loan growth and a continued robust demand for loans. Shareholders’ equity increased $124.8 million, or 157.4%, to $204.1 million at September 30, 2020 compared to December 31, 2019, primarily due to our acquisition of MBI and initial public offering.

Interest-Bearing Deposits at Other Financial Institutions

Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. For the nine months ended September 30, 2020, interest-bearing deposits at other financial institutions increased $101.1 million, or 67.1%, to $251.7 million from $150.6 million at December 31, 2019. The increase was primarily due to our desire to maintain excess liquidity in more liquid assets to fund our loan growth. As we continue to grow, so do our liquidity needs.

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

Our investment portfolio increased by $70.0 million, or 236.4%, from $29.6 million at December 31, 2019, to $99.7 million at September 30, 2020, primarily due to the acquisition of the Marquis Bank securities portfolio and the investment of a portion of the proceeds from our 2020 initial public offering into securities available for sale, although substantially more of these proceeds were invested in more liquid assets to provide more liquidity to fund our loan growth and securities available for sale. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, community development district bonds, corporate bonds and equity securities (including mutual funds).

The following tables summarize the contractual maturities and weighted-average yields of investment securities as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale
Small Business Administration loan pools	$32,020	$31,823	$17,303	$17,183
Mortgage-backed securities	32,873	33,399	5,237	5,185
U.S. agency obligations	5,002	5,141	4,000	4,070
Community Development District bonds	22,464	23,097	—	—
Municipals	1,066	1,099	—	—
Corporate bonds	2,501	2,508	2,000	2,003
Total	$95,926	$97,067	$28,540	$28,441
Securities Held to Maturity
Mortgage-backed securities	385	402	—	—
US Treasury	203	203	—	—
Foreign Bonds	1,001	1,000	214	224
Total	$1,589	$1,605	$214	$224
Equity Securities
Mutual Funds	995	995	971	971
Total	$995	$995	$971	$971

			More than One Year		More than Five Years
	One Year or Less		Through Five Years		Through 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
At September 30, 2020		Average		Average		Average		Average			Average
(Dollars in thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Fair Value	Yield
Securities Available for Sale
Small Business Administration loan pools	$28	0.30%	$29	0.69%	$24,074	1.30%	$7,889	1.49%	$32,020	$31,823	1.34%
Mortgage-backed securities	—	—%	—	—%	4,973	0.65%	27,900	1.25%	32,873	33,399	1.16%
U.S. agency obligations	2,002	0.32%	3,000	2.64%	—	—%	—	—%	5,002	5,141	1.71%
Community Development District bonds	—	—%	19,188	3.91%	2,961	3.88%	315	3.00%	22,464	23,097	3.89%
Municipals	—	—%	533	1.64%	533	1.86%	—	—%	1,066	1,099	1.75%
Corporate bonds	501	0.96%	2,000	1.18%	—	—%	—	—%	2,501	2,508	1.13%
Total	$2,531	0.45%	$24,750	3.48%	$32,541	1.44%	$36,104	1.32%	$95,926	$97,067	1.89%
Securities Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	385	2.28%	385	402	2.28%
U.S. Treasury	203	0.18%	—	—%	—	—%	—	—%	203	203	0.18%
Foreign Bonds	1,001	2.09%	—	—%	—	—%	—	—%	1,001	1,000	2.09%
Total	$1,204	1.77%	$—	—%	$—	—%	$385	2.28%	$1,589	$1,605	1.89%
Equity Securities
Mutual Funds	995	1.70%	—	—%	—	—%	—	—%	995	995	1.70%
Total	$995	1.70%	$—	—%	$—	—%	$—	—%	$995	$995	1.70%

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, construction and development and other consumer loans. Our loan clients primarily consist of small to medium sized businesses, the owners and operators of these businesses as well as other professionals, entrepreneurs and high net worth individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Miami-Dade MSA. The following table summarizes and provides additional information about certain segments of our loan portfolio as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$727,933	45.3%	$270,981	34.2%
Owner Occupied	261,221	—	112,618	—
Non-Owner Occupied	466,712	—	158,363	—
Residential real estate	375,607	23.3%	342,257	43.2%
Commercial (Non-PPP)	185,744	11.5%	129,477	16.3%
Commercial (PPP)	225,506	14.0%	—	—%
Construction and development	82,744	5.1%	41,465	5.2%
Consumer and other loans	13,274	0.8%	8,287	1.1%
Total loans	$1,610,808	100.0%	$792,467	100.0%
Unearned loan origination (fees) costs, net	(6,763)		(752)
Allowance for loan losses	(15,035)		(6,548)
Loans, net	$1,589,010		$785,167

Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of September 30, 2020, we had $261.2 million of owner-occupied commercial real estate loans and $466.7 million of investment commercial real estate loans, representing 35.9% and 64.1%, respectively, of our commercial real estate portfolio. As of September 30, 2020, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.1 million for owner-occupied and $1.6 million for non-owner occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of September 30, 2020, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 50.2% and 50.1%, respectively and debt service coverage ratios were 2.50x and 1.72x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $0.5 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of September 30, 2020
(Dollars in thousands)	Amount	Percent
Commercial Real Estate
Assignment of Mortgage	$5,798	0.8%
Auto (Car Lot/Auto Repair)	16,991	2.3%
Educational Facility	14,451	2.0%
Gas Station	49,395	6.8%
Hotel	42,427	5.8%
Land Development	280	0.0%
Mixed Use	29,658	4.1%
Multifamily	92,345	12.7%
Office	102,948	14.1%
Other / Special Use	41,385	5.7%
Religious Facility	8,551	1.2%
Retail	183,589	25.2%
Vacant Land	7,553	1.0%
Warehouse	132,562	18.2%
Total	$727,933	100.0%

	As of September 30, 2020
(Dollars in thousands)	Amount	Percent
Commercial Real Estate
Broward	$124,808	17.1%
Miami-Dade	456,643	62.7%
Palm Beach	114,239	15.7%
Other FL County	31,656	4.3%
Out of State	587	0.1%
Total	$727,933	100.0%

As of September 30, 2020, non-owner occupied commercial real estate loans of $466.7 million represented 34.7% of total risk-weighted assets.

Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of September 30, 2020, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 57.9%, 44.2% and 49.0%, respectively. All construction and development loans require an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of September 30, 2020
(Dollars in thousands)	Amount	Percent
Construction & Development
1 – 4 Family Construction	$36,415	44.0%
Commercial Construction	30,943	37.4%
Land Development	7,785	9.4%
Vacant Land	7,601	9.2%
Total	$82,744	100.0%

	As of September 30, 2020
(Dollars in thousands)	Amount	Percent
Construction & Development
Broward	$12,492	15.1%
Miami-Dade	55,447	67.0%
Palm Beach	14,457	17.5%
Other FL County	348	0.4%
Total	$82,744	100.0%

As of September 30, 2020, total construction and land development loans of $82.7 million represented 6.1% of total risk-weighted assets.

Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 20% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $61.3 million, or approximately 16.3% of our residential loan portfolio as of September 30, 2020. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.7 million as of September 30, 2020. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following chart shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of September 30, 2020
(Dollars in thousands)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$264,599	70.4%	58.7%
Investor Owned Residences	46,825	12.5%	48.2%
HELOC	61,308	16.3%	57.9%
Loans Held for Sale and PennyMac	2,875	0.8%	0.0%
Total	$375,607	100.0%

Commercial Loans. In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the non-PPP loans in our commercial loan portfolio was $0.4 million as of September 30, 2020. As of September 30, 2020, non-PPP commercial loans was $185.7 million, and PPP commercial loans was $225.5 million. For commercial loans over $0.5 million, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of September 30, 2020, the debt service coverage ratio for our Professional Bank commercial loan portfolio was approximately 2.6x for non-PPP loans, excluding approximately 5.0% of the commercial loan portfolio that is cash secured. Most commercial business loans, which include PPP loans, are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following chart shows our commercial loan portfolio by industry segment as of September 30, 2020.

	As of September 30, 2020
(Dollars in thousands)	Amount	Percent
Commercial Loans
Business Products	$7,603	1.8%
Business Services	85,974	20.9%
Communication	19,681	4.8%
Construction	51,773	12.6%
Finance	75,715	18.4%
Healthcare	28,740	7.0%
Services	62,681	15.2%
Technology	2,393	0.6%
Trade	64,447	15.7%
Transportation	5,217	1.3
Other	7,026	1.7%
Total	$411,250	100.0%

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

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at September 30, 2020.

	September 30, 2020
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$61,687	$215,864	$450,382	$727,933
Residential Real Estate	43,439	34,995	297,173	375,607
Commercial*	94,487	268,500	48,263	411,250
Construction and Development	26,830	23,911	32,003	82,744
Consumer and Other	7,254	4,129	1,891	13,274
Total loans	$233,697	$547,399	$829,712	$1,610,808
Amounts with fixed rates	$132,576	$506,654	$798,727	$1,437,957
Amounts with floating rates	$101,121	$40,745	$30,985	$172,851
*Includes Paycheck Protection Program (PPP) loans.

Paycheck Protection Program (PPP)

The Company has participated in the Paycheck Protection Program (PPP) offered through the U.S. Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. The Company has processed, closed and funded 1,506 loans representing $226.2 million in relief proceeds. As of September 30, 2020, the Company has 1,502 loans representing $225.5 million that remain outstanding. A majority of these loans have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Bank. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. Interest income on loans include PPP loan fees. PPP loan fees recognized during the three and nine months ended September 30, 2020 were $1.0 million and $1.6 million, respectively.

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans accruing over 90 days or greater past due as of September 30, 2020.

We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $0.5 million. We also engage in annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $9.9 million as of September 30, 2020, or 0.48% of total assets. We had nonperforming assets of $2.3 million as of December 31, 2019, or 0.22% of total assets. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, which was a primary factor in the recent increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual Loans
Commercial real estate	$307	$—
Residential real estate	483	483
Commercial	9,127	1,797
Construction and development	—	—
Consumer and other loans	—	—
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$9,917	$2,280
Other real estate owned	—	—
Total nonperforming assets	$9,917	$2,280
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$307	$367
Ratio of nonperforming loans to total loans	0.62%	0.33%
Ratio of nonperforming assets to total assets	0.48%	0.22%

Coex Coffee International Inc.

The Company learned on July 15, 2020 that one of its borrowers, Coex Coffee International Inc. (“Coex”), filed a Petition Commencing an Assignment for the Benefit of Creditors in the 11th Judicial Circuit Court in Miami-Dade County, Florida. This state court action is similar to a federal bankruptcy case where the assignee is tasked, under the oversight of a judge, with the repayment of creditors of a troubled entity. The court has appointed Philip Von Kahle as the “Assignee.” Coex was primarily in the business of purchasing and selling green coffee beans. Coex financed its business through various credit facilities from ten financial institutions in an amount totaling $191.9 million. The Company currently has a total of thirty-one (31) advances to Coex for the purchase of coffee from growers for period of up to 90 days with an aggregate outstanding balance of $12.4 million.  However, the Company has a current balance of $8.3 million due to a participation, without recourse, to another financial institution.  The loans are collateralized by coffee beans and the proceeds from coffee sales.  While at the time of petition, the advances were current, the preliminary records reviewed by the Assignee indicate that certain loan documents, including purchase orders, were fraudulent and that only $1.2 million of the associated value may be attributed as collateral against the aggregate outstanding balance. While definitive reports and orders have yet to be issued, based on the Assignee’s preliminary evaluation, the Company considers it prudent to record an impairment of $7.6 million against the Bank’s portion of the loan. The Company intends to vigorously pursue courses of actions available to it to mitigate potential losses, including a potential insurance claim, to recover as much of the current outstanding balance as possible. At this time the Company is unable to provide any assurances whether these courses of action will ultimately be successful.

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

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial real estate	$725,270	$—	$2,663	$—	$727,933
Residential real estate	374,693	431	483	—	375,607
Commercial	402,007	116	9,127	—	411,250
Construction and land development	82,744	—	—	—	82,744
Consumer	13,274	—	—	—	13,274
Total	$1,597,988	$547	$12,273	$—	$1,610,808

December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and land development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

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

The second component is a general reserve on all loans other than those identified as impaired. General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction and development, residential real estate, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool. The following table analyzes the activity in the allowance over the past two years and for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30,		Year Ended December 31,
(Dollars in thousands)	2020	2019	2019	2018
Balance at beginning of period	$6,548	$5,685	$5,685	$4,535
Charge-offs
Commercial real estate	—	—	—	—
Residential real estate	(179)	—	—	—
Commercial	(99)	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	—
Total Charge-offs	(278)	—	—	—
Recoveries
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	2	1	—
Total recoveries	—	2	1	—
Net charge-offs (recoveries)	(278)	(2)	—	—
Provision for loan losses	8,765	762	862	1,150
Balance at end of period	$15,035	$6,449	$6,548	$5,685
Ratio of net charge-offs to average loans	—%	—%	—%	—%
ALLL as a percentage of loans (excluding PPP loans) at end of period	1.09%	0.84%	0.83%	0.94%
ALLL as a multiple of net charge-offs	N/A	N/A	N/A	N/A
ALLL as a percentage of nonperforming loans	151.6%	136.3%	287.2%	N/A

Our allowance for loan losses was $15.0 million at September 30, 2020 compared to $6.5 million at December 31, 2019, an increase of 130.8%. The increase was primarily due to the Company addressing the impairment of the Coex loan. At September 30, 2020, our allowance for loan losses was 1.09% of total gross loans (net of overdrafts and excluding PPP loans) and provided coverage of 151.6% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 0.83% as of December 31, 2019. We believe our allowance at September 30, 2020 was adequate to absorb probable incurred losses inherent in our loan portfolio. The following table provides an allocation of the allowance for loan losses to specific loan types as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$2,583	17.2%	$1,845	28.2%
Residential real estate	2,133	14.2%	3,115	47.6%
Commercial	9,900	65.8%	1,235	18.9%
Construction and development	348	2.3%	272	4.2%
Consumer and other	71	0.5%	81	1.2%
Total allowance for loan losses	$15,035	100.0%	$6,548	100.0%

At September 30, 2020, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $12.6 million, of which $9.1 million required a specific reserve of $8.3 million, compared to a recorded investment in impaired loans of $4.7 million, of which $1.1 million required a specific reserve of $0.6 million at December 31, 2019.

Impaired loans also include certain loans that were modified as troubled debt restructurings, or TDRs. At September 30, 2020, we had two loans amounting to $0.3 million that were considered to be TDRs, compared to two loans amounting to $0.4 million at December 31, 2019. We did not allocate any specific reserves to loans that have been modified as TDRs as of September 30, 2020 and December 31, 2019.

Deposits

Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. Additionally, we supplement our deposits with wholesale funding sources such as Quickrate, brokered deposits and FHLB advances. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of September 30, 2020 and December 31, 2019, these wholesale deposits represented 4.8% and 4.6%, respectively, of our total deposits.

Interest-bearing deposits increased $368.7 million, or 52.0%, from December 31, 2019 to September 30, 2020 primarily due to a $127.6 million increase in money market account balances from due in large part by the MBI acquisition. In order to fund our loan growth, all of our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 129 basis points from 1.73% for the year ended December 31, 2019 to 0.44% for the nine months ended September 30, 2020. The decrease in average rates paid on interest-bearing deposits was a result of a continued decrease in market rates of interest during the nine months ended September 30, 2020. As of September 30, 2020, we had approximately $23.8 million in brokered deposits, 1.5% of total, that were classified as brokered deposits, an increase of approximately $1.2 million, or 5.3% from December 31, 2019. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	For the Nine Months Ended		For the Year Ended
	September 30, 2020		December 31, 2019
	Average		Average
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
NOW accounts	$55,964	0.28%	$33,329	0.42%
Money market accounts	726,464	0.40%	435,349	1.71%
Savings accounts	19,617	0.31%	8,678	1.35%
Certificates of deposit	247,511	0.63%	103,466	2.27%
Total interest-bearing deposits	1,049,556	0.44%	580,822	1.73%
Noninterest-bearing deposits	494,415	—%	164,963	—%
Total deposits	$1,543,971	0.30%	$745,785	1.35%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Nine Months Ended		For the Year Ended
	September 30, 2020		December 31, 2019
	Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
NOW accounts	$59,413	3.8%	$39,826	4.5%
Money market accounts	762,026	48.6%	548,366	61.4%
Savings accounts	18,979	1.2%	11,126	1.2%
Certificates of deposit	236,968	15.1%	109,344	12.2%
Total interest-bearing deposits	1,077,386	68.7%	708,662	79.4%
Noninterest-bearing deposits	489,757	31.3%	184,211	20.6%
Total deposits	$1,567,143	100.0%	$892,873	100.0%

The following table presents the maturities of our certificates of deposit as of September 30, 2020.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
$100,000 or more	$57,499	$53,362	$73,220	$36,058	$220,139
Less than $100,000	4,874	4,674	5,207	2,074	16,829
Total	$62,373	$58,036	$78,427	$38,132	$236,968

Borrowings

We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.

FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2020, approximately $186.3 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2020, we had $50.0 million in outstanding advances and $106.1 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2020	December 31, 2019
Amount outstanding at period-end	$50,000	$55,000
Weighted average interest rate at period-end	1.63%	2.10%
Maximum month-end balance during period	$70,000	$55,000
Average balance outstanding during period	63,631	47,301
Weighted average interest rate during period	1.79%	2.30%

PPPLF Advances. The Company has participated in the Paycheck Protection Program (PPP) offered through the U.S. Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. The Company has processed, closed and funded 1,506 loans representing $226.2 million in relief proceeds. As of September 30, 2020, the Company has 1,502 loans representing $225.5 million that remain outstanding. A majority of these loans have been pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Bank. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. Interest income on loans include PPP loan fees. PPP loan fees recognized during the three and nine months ended September 30, 2020 were $1.0 million and $1.6 million, respectively.

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of September 30, 2020.

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

Subordinated Debt. On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of MBI at its fair value of $10.3 million. According to the terms of the subordinated note, the principal amount due is $10.0 million with a 7% fixed rate until October 30, 2021 and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on October 30, 2026 and can be redeemed by the Company anytime on or after October 30, 2021. The subordinated debt was fair valued at a discount of $0.3 million and will be amortized over the expected life.

Liquidity and Capital Resources

Capital Resources

Shareholders’ equity increased $124.8 million, or 157.4%, to $204.1 million at September 30, 2020 compared to December 31, 2019, primarily due to our initial public offering and acquisition of MBI. Net income resulted in an increase to retained earnings of $2.8 million as of September 30, 2020.

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

As of September 30, 2020, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

The following table presents our regulatory capital ratios as of September 30, 2020 and December 31, 2019. The amounts presented exclude the capital conservation buffer.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital ratio
Bank	$171,148	12.7%	$107,672	8.0%	$134,590	10.0%
Company	210,993	15.7%	107,672	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	154,361	11.5%	80,754	6.0%	107,672	8.0%
Company	184,008	13.7%	80,754	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	154,361	8.5%	82,619	4.0%	103,274	5.0%
Company	184,008	10.1%	82,619	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	154,361	11.5%	60,565	4.5%	87,483	6.5%
Company	184,008	13.7%	60,565	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio
Bank	$95,662	13.6%	$56,091	8.0%	$70,114	10.0%
Company	86,531	12.3%	56,091	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	88,506	12.6%	42,069	6.0%	56,091	8.0%
Company	79,375	11.3%	42,069	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	88,506	8.7%	40,889	4.0%	51,112	5.0%
Company	79,375	7.8%	40,889	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	88,506	12.6%	31,551	4.5%	45,574	6.5%
Company	79,375	11.3%	31,551	4.5%	N/A	N/A

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

At September 30, 2020, we had the ability to generate approximately $235.1 million in additional liquidity through all of our available resources beyond our overnight funds sold position. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is currently sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. Our portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our portfolio was 2.93 years and 3.50 years at September 30, 2020 and December 31, 2019, respectively, and had a net unrealized pre-tax gain of $1.1 million and pre-tax loss of $0.1 million, respectively, in our available for sale securities portfolio as of those dates.

As we deploy our capital and continue to grow our operations, we maintain cash in our Holding Company for added liquidity. As of September 30, 2020, cash held at the Holding Company was approximately $39 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $32.7 million during 2020 compared to an average net overnight funds sold position of $25.3 million for the year ended December 31, 2019. As we have continued to experience high organic growth, we have preferred to maintain our excess liquidity in readily available assets, such as federal funds sold and cash at other depository institutions, as opposed to less liquid, but higher yielding, assets, like investment securities.

We expect our capital expenditures over the next 12 months to be approximately $0.5 million, which will consist primarily of investments in our hardware and software infrastructure which includes our continued migration to more cloud based technology, InfoSec hardening software based on current trends management has noted, as well as software to build differentiated Digital banking solutions, experiences and products. We expect that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

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

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2020.

			Due After
		Due after One	Three
	Due in One	Through Three	Through	Due After
(Dollars in thousands)	Year or Less	Years	Five Years	Five Years	Total
FHLB Advances	$10,000	$—	$30,000	$10,000	$50,000
PPPLF Advances	—	215,391	8,950	—	224,341
Certificates of deposit $100,000 or more	184,081	35,078	980	—	220,139
Certificates of deposit less than $100,000	14,755	1,950	124	—	16,829
Operating leases	1,529	2,429	2,010	1,348	7,316
Subordinated debt	—	—	—	10,197	10,197
Total	$210,365	$254,848	$42,064	$21,545	$528,822

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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Unfunded lines of credit	$351,546	$113,903
Commitments to extend credit	32,112	23,052
Letters of credit	10,523	9,168
Total credit extension commitments	$394,181	$146,123

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

Certain Performance Metrics

The following table shows the return on average assets (computed as annualized net income divided by average total assets), return on average equity (computed as annualized net income divided by average equity) and average equity to average assets ratios for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Return on Average Assets	0.21%	0.26%
Return on Average Equity	2.05%	2.94%
Average Equity to Average Assets	10.45%	8.93%

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

REPRICING GAP

		After One	After Three
		Month	Months		Greater than
September 30, 2020	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$308,794	$35,236	$143,499	$487,529	$1,071,918	$1,559,447
Securities	35,850	4,676	7,795	48,321	51,330	99,651
Interest-bearing deposits at other financial institutions	285,349	—	249	285,598	—	285,598
Federal funds sold	26,696	—	—	26,696	—	26,696
FHLB & FRB stock	8,416	—	—	8,416	—	8,416
Total interest earning assets	$665,105	$39,912	$151,543	$856,560	$1,123,248	$1,979,808
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$511,902	$99,953	$110,311	$722,166	$608,009	$1,330,175
Time deposits	14,741	47,632	136,463	198,836	38,132	236,968
Total interest-bearing deposits	526,643	147,585	246,774	921,002	646,141	1,567,143
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB Advances	10,000	—	—	10,000	40,000	50,000
Other Advances PPPLF	—	—	—	—	224,341	224,341
Subordinated debt	—	—	—	—	10,197	10,197
Total interest-bearing liabilities	$536,643	$147,585	$246,774	$931,002	$920,679	$1,851,681
Period gap	$128,462	$(107,673)	$(95,231)	$(74,442)	$202,569
Cumulative gap	$128,462	$20,789	$(74,442)	$(74,442)	$128,127
Ratio of cumulative gap to total earning assets	19.31%	52.09%	(49.12)%	(8.69)%	11.41%
Ratio of cumulative gap to cumulative total earning assets	6.49%	1.05%	(3.76)%	(3.76)%	6.47%

(1)	Includes loans held for resale

CASH FLOW GAP

		After One	After Three
		Month	Months		Greater than
September 30, 2020	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$115,403	$179,282	$343,575	$638,260	$950,750	$1,589,010
Securities	5,775	2,250	11,816	19,841	79,810	99,651
Interest-bearing deposits at other financial institutions	285,349	—	249	285,598	—	285,598
Federal funds sold	26,696	—	—	26,696	—	26,696
FHLB & FRB stock	—	—	—	—	8,416	8,416
Total interest earning assets	$433,223	$181,532	$355,640	$970,395	$1,038,976	$2,009,371
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$24,005	$48,010	$372,376	$444,391	$885,784	$1,330,175
Time deposits	33,507	47,330	135,653	216,490	20,478	236,968
Total interest-bearing deposits	57,512	95,340	508,029	660,881	906,262	1,567,143
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB Advances	10,000	—	—	10,000	40,000	50,000
Other Advances PPPLF	—	—	—	—	224,341	224,341
Subordinated debt	—	—	—	—	10,197	10,197
Total interest-bearing liabilities	$67,512	$95,340	$508,029	$670,881	$1,180,800	$1,851,681
Period gap	$365,711	$86,192	$(152,389)	$299,514	$(141,824)
Cumulative gap	$365,711	$451,903	$299,514	$299,514	$157,690
Ratio of cumulative gap to total earning assets	84.42%	248.94%	84.22%	30.87%	15.18%

(1)	Includes loans held for sale

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of September 30, 2020 and December 31, 2019 and 2018.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
September 30, 2020	(4.4)%	(3.4)%	(2.0)%	(0.3)%	N/A	3.7%	7.9%	12.1%	16.2%
December 31, 2019	(9.9)%	(6.6)%	(4.7)%	(1.6)%	N/A	0.6%	0.8%	1.0%	1.2%
December 31, 2018	(11.8)%	(8.2)%	(5.6)%	(4.3)%	N/A	3.6%	7.0%	10.5%	13.9%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
September 30, 2020	(5.1)%	(4.3)%	(3.2)%	(1.6)%	N/A	7.2%	14.8%	22.2%	29.4%
December 31, 2019	(16.1)%	(12.0)%	(7.7)%	(2.7)%	N/A	1.3%	2.3%	3.1%	3.7%
December 31, 2018	(18.4)%	(13.7)%	(10.2)%	(6.2)%	N/A	5.0%	9.8%	14.7%	19.6%

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

The following table illustrates the results of our EVE analysis as of September 30, 2020 and December 31, 2019 and 2018.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
September 30, 2020	(1.2)%	(0.2)%	1.1%	2.3%	N/A	(1.3)%	(2.8)%	(4.7)%	(6.8)%
December 31, 2019	(5.3)%	(0.4)%	0.7%	0.6%	N/A	(3.7)%	(8.2)%	(13.2)%	(19.0)%
December 31, 2018	(4.2)%	(0.7)%	1.8%	(0.5)%	N/A	(2.6)%	(5.0)%	(7.2)%	(9.7)%

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

Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, and loans held for sale. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and goodwill, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. As of September 30, 2020, purchase accounting loan marks were $15.6 million.

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

Explanation of Certain unaudited non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than U.S. Generally Accepted Accounting Principles (“GAAP”), including adjusted net income and adjusted net income per share, which we refer to “non-GAAP financial measures.” The table below provides a reconciliation between these non-GAAP measures and net income and net income per share, which are the most comparable GAAP measures.

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

Reconciliation of non-GAAP Financial Measures

	Three Months Ended September 30,		Three Months Ended	Nine Months Ended September 30,
	2020	2019	June 30, 2020	2020	2019
(Dollar amounts in thousands, except per share data)
Net interest income (GAAP)	$17,460	$7,253	$16,291	$41,812	$20,605
Total non-interest income	963	844	968	2,787	2,127
Total non-interest expense	11,713	7,041	11,548	32,747	20,088
Pre-tax pre-provision earnings (non-GAAP)	$6,710	$1,056	$5,711	$11,852	$2,644
Total adjustments to non-interest expense	(1,078)	—	(560)	(3,301)	—
Adjusted pre-tax pre-provision earnings (non-GAAP)	$7,788	$1,056	$6,271	$15,153	$2,644
Adjusted earnings per share (non-GAAP)
Earnings per share (GAAP)	$0.07	$0.09	$0.23	$0.24	$0.23
Effect of non-GAAP adjustments	0.51	0.10	0.24	1.06	0.22
Adjusted earnings per share (non-GAAP)	$0.58	$0.18	$0.47	$1.30	$0.45
Adjusted return on average assets (non-GAAP)
Annualized pre-tax pre-provision ROAA (non-GAAP)	1.30%	0.46%	1.19%	0.92%	0.42%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	1.51%	0.46%	1.30%	1.18%	0.42%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control Procedures

As of September 30, 2020, the Company’s management, with the participation of its Chief Executive Officer and Chief Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Accounting Officer each concluded that as of September 30, 2020, the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that have occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is periodically party to or otherwise involved in legal proceedings arising in the normal course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. In management’s opinion, there are no known pending legal proceedings, the outcome of which would, individually or in the aggregate, have a material adverse effect on our consolidated results of operations or consolidated financial position.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should consider the factors d the risk factors previously disclosed in our second quarter 2020 Form 10-Q and first quarter 2020 Form 10-Q in response to Part II, Item 1A; and 2019 Form 10-K in response to Part I, Item 1A, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Annual Report on Form 10-K and our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The following Supplemental risk factors related to PPP participation and insurance coverage should be considered along with the Risk Factors found in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and Form 10-Q Part II, Item 1A for the second quarter 2020 and first quarter 2020.

By participating as a PPP lender, the Company may be subject to additional risks of litigation from customers or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all PPP guaranties.

The Company, through the Bank, is a participant in the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Since the opening of the PPP, several financial institutions, including the Bank, have been subject to nuisance class-action litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of additional litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP and loan forgiveness applications. If such litigation is not resolved in a manner favorable to the Company, it could adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Levels or types of insurance coverage may not adequately cover claims.

We maintain insurance to protect against certain types of claims associated with our operations, but our coverage may not adequately cover all claims. Depending on our assumptions regarding level of risk, availability, cost and other considerations, we purchase differing amounts of insurance from time to time and for various business lines. Our coverage is subject to deductibles, exclusions and policy limits. If our level of insurance is inadequate or a loss isn’t covered, we could suffer a loss that may have a negative impact on our financial results or operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Use of Proceeds.

On February 7, 2020, the Company completed its initial public offering of 3,565,000 shares of its Class A Common Stock at a public offering price of $18.50 per share, or an aggregate offering price of $57,350,000. The offering, for which the managing underwriters were Stephens Inc. and Keefe, Bruyette & Woods, was registered under the Securities Act (Registration No. 333-235822) and resulted in total net proceeds to the Company of approximately $61.3 million, after deducting an underwriting discount of 7%, before expenses (approximately $1.6 million).

As of September 30, 2020, we have used approximately $10.0 million to paydown our line of credit with Valley National Bank and $4.8 million was pushed down to the Bank for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in cash, cash equivalents, and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

As detailed in our 10-Q Part II, Item 2 for the second quarter 2020 and first quarter 2020 on March 2, 2020, the Company’s Board of Directors authorized the purchase from time to time of up to $10 million of the Company’s Class A Common Stock. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. No purchases were made during the third quarter of 2020 as shown below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Public	May yet be Purchased
Periods	Shares Purchased	Paid per Share	Announced Plan*	Under the Plan
July 1, 2020 to July 31, 2020:	-	—	-	5,022,844
August 1, 2020 to August 31, 2020:	-	—	-	5,022,844
September 1, 2020 to September 30, 2020:	-	—	-	5,022,844
Total - 3rd Quarter	-	$—	-	$5,022,844

*The plan to purchase equity securities totaling $10 million was approved on March 2, 2020, with no expiration date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2020.

PROFESSIONAL HOLDING CORP.

By:	/s/Daniel R. Sheehan
Daniel R. Sheehan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Daniel R. Sheehan	Chairman and Chief Executive Officer	November 16, 2020
Daniel R. Sheehan	(Principal Executive Officer)

/s/ Mary Usategui	Chief Accounting Officer	November 16, 2020
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Blakey	Director	November 16, 2020
Margaret Blakey

/s/ Rolando DiGasbarro	Director	November 16, 2020
Rolando DiGasbarro

/s/ Norman Edelcup	Director	November 16, 2020
Norman Edelcup

/s/ Carlos M.Garcia	Director	November 16, 2020
Carlos M. Garcia

/s/ Jon L. Gorney	Director	November 16, 2020
Jon L. Gorney

/s/ Abel L. Iglesias	Director	November 16, 2020
Abel L. Iglesias

/s/ Herbert Martens, Jr	Director	November 16, 2020
Herbert Martens, Jr.

/s/ Ava L. Parker	Director	November 16, 2020
Ava L. Parker

/s/ Lawrence Schimmel	Director	November 16, 2020
Dr. Lawrence Schimmel, M.D.

/s/ Anton V. Schutz	Director	November 16, 2020
Anton V. Schutz