Form 10-K
period 2020-12-31
Professional Holding Corp.
filed 2021-03-26
CIK 1630856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock of the registrant, based on the closing price of the common stock on June 30, 2020, was approximately $170.1 million.

The number of shares outstanding of Professional Holding Corporation common stock, par value $0.01 per share, as of March 19, 2021, was 13,659,103.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this report.

i

When used in this report, “the Company,” “we,” and “our” may refer to Professional Holding Corp. individually, Professional Holding Corp. and its subsidiaries, or our wholly owned subsidiary Professional Bank.

AVAILABLE INFORMATION

The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549 (information on the operation of that Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company makes available on its website www.proholdco.com its code of ethics and charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors. You can also register for our email notification service at www.proholdco.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into the Annual Report on Form 10-K.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect our current opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding, among other things, future events or future results, in contrast with statements that reflect historical facts. These statements are often, but not always, made through the use of conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” or “expect,” “may,” “will,” “would,” “could” or “should” or the negative versions of these terms or other comparable terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:

●	the strength of the United States economy, in general, and the strength of the local economies in which we conduct operations;
●	our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
●	potential disruptions from viruses and pandemics, including the duration and severity of the COVID-19 pandemic, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy in general and on our operations;
●	the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
●	the frequency and magnitude of foreclosure of our loans;
●	our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
●	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, any business combinations;
●	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
●	changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;
●	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
●	negative publicity and the impact on our reputation;
●	legislative or regulatory changes;
●	the Bank’s ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;

●	increased competition and its effect on pricing of our products and services as well as our margins;
●	changes in the securities, real estate markets and commodities markets;
●	our ability to attract and retain highly qualified personnel;
●	technological changes;
●	cybersecurity risks including security breaches, computer viruses, data processing system failures and errors, and identity theft, could result in the disclosure of confidential information;
●	our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
●	changes in monetary and fiscal policies of the United States Government and the Federal Reserve;
●	inflation, interest rate, unemployment rate, market, and monetary fluctuations;
●	the efficiency and effectiveness of our internal control environment;
●	the ability of our third-party service providers’ to continue providing services to us and clients without interruption;
●	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
●	potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
●	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●	changes in consumer spending and saving habits;
●	growth and profitability of our noninterest income;
●	anti-takeover provisions under federal and state law as well as our governing documents;

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

PART I

Item 1. Business

General

Professional Holding Corp., a Florida corporation ("PFHD", together with its subsidiaries, the "Company") is the bank holding company for Professional Bank, a Florida banking corporation (the "Bank"). The Company is registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). We were incorporated in 2014 and are headquartered in Coral Gables, Florida. We operate primarily through our wholly owned subsidiary, Professional Bank, a Florida state-chartered bank, which commenced operations in 2008. We focus on providing creative, relationship-driven commercial banking products and services designed to meet the needs of our clients. Our clients are small to medium sized businesses, the owners and operators of these businesses, and other professionals and entrepreneurs. We conduct our banking operations from nine branch locations in the Miami-Fort Lauderdale-West Palm Beach or Miami-Dade metropolitan statistical area, or MSA, which encompasses three rapidly growing counties in Florida: Miami-Dade, Broward, and Palm Beach. Not including investment banks, savings and loan associations or non-US parent banks we are the tenth largest independent community bank in Florida. Additionally, we have a Digital Innovation Center located in Cleveland, Ohio and in November 2020 we opened a Loan Production Office in New England that specializes in search fund lending.

Our Digital Innovation Center in Cleveland supports our investments in digital and technology. We have successfully recruited technology professionals from national banking institutions and global consulting firms with experience in transformational digital experiences and capabilities. This team has successfully executed on our integration of Marquis Bancorp, Inc. (“MBI”), whom we acquired in March 2020, as well as deployed competitively differentiated digital assets such as our real-time person-to-person, or P2P, payments offering service. We believe that our technology platform allows us to compete with larger financial institutions by offering a cutting-edge digital client experiences that can be specifically tailored to multiple demographics, while also continuing the customized concierge service that our clients have come to expect.

On February 7, 2020, we completed our initial public offering (“IPO”) of 3,565,000 shares of our Class A Common Stock. The principal market on which our Class A Common Stock trades is the Nasdaq Global Select Market under the symbol “PFHD.”

On March 26, 2020, we closed the acquisition of MBI, and its wholly owned subsidiary, Marquis Bank, a Florida state-chartered bank. Each share of MBI common stock outstanding was converted into 1.2048 shares of our Class A Common Stock, with cash paid in lieu of any fractional shares. At the closing of the acquisition we issued approximately 4,227,816 shares of our Class A Common Stock. In addition, all stock options of MBI granted and outstanding on the closing date of the merger were converted into an option to purchase shares of our Class A Common Stock based on the exchange ratio. Upon completion of the acquisition, the pro forma combined company had approximately $1.7 billion in total assets, net loans of $1.3 billion and total deposits of $1.4 billion, excluding purchase accounting adjustments.

Market and Economic Overview

The Miami-Dade MSA, which encompasses Miami-Dade, Broward, and Palm Beach counties, and is characterized by a rapidly growing population, a high level of job growth, an affordable cost of living and a pro-growth business climate is among the most vibrant in the United States. The Miami-Dade MSA is one of the top MSAs in the Southeast as measured by both deposits and population and is one of the largest business markets in Florida. We expect the Florida market, as well as the consolidation in the banking industry within the state, to provide us with opportunities for growth.

Prior to the economic effect of the COVID-19 pandemic, the region’s unemployment rate had remained below the national average for the last several years. Currently, while the region's unemployment rate has increased significantly, it is still below the national average. While the hotel and hospitality sector in our market has been and continues to be impacted by the COVID-19 pandemic, overall, the employment metrics in our market has demonstrated resiliency when compared to the impact of the pandemic on the overall employment metrics for the nation. As of February 2020, Florida’s seasonally adjusted unemployment rate fell to a record low of 2.8% which was the 11th lowest unemployment rate in the country. However, the effects of the COVID-19 pandemic and government travel restrictions and shutdowns led to a sharp rise with the unemployment rate reaching an all-time high of 13.8% by April 2020. As of June 2020, Florida’s unemployment rate landed at 10.4% as businesses used federal stimulus aid to re-hire employees and government-mandated restrictions were eased. This was further improved during the fourth quarter of 2020 with the Florida unemployment rate dropping to 6.5%. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to cause uncertainty and volatility in the financial markets. Overall, while challenges remain, the Company’s management is encouraged by the resiliency of the current economic environment in our markets and the prospects for continued growth of the Company.

Strategic Outlook

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

We believe our investments in people, our platform and technology, as well as our ongoing efforts to attract talented banking professionals, positions us for future growth and enhanced profitability. We have invested in additional team members who are working so that we can own more of our digital experience with the intent of providing our clients new, unique, and satisfying offerings. Our focus, culture, brand, and reputation throughout our market enhance our ability to continue to grow organically, successfully recruit talented bankers and pursue opportunistic acquisitions in the future.

Our goal is to continue our growth to service increasingly larger and sophisticated clients, while remaining agile enough to be a leading speed-based competitor in acquiring new clients. In an effort to keep our operating costs low while continuing to seek opportunities for growth, we have typically established new banking teams in lower cost loan production offices before committing to opening a more expensive full-service branch. By establishing banking teams in lower cost loan production offices, we can avoid long-term lease commitments, costly branch improvements and related costs until our new banking team has attracted a sufficient number of banking relationships and earning assets. Once the newly hired team achieves a certain financial scale, we evaluate the economics of opening a full-service branch. This strategy has allowed us to achieve significant growth while prudently managing our expansion costs and maintaining our strong credit quality.

	Date Loan		Total Deposits as of
	Production Office	Date of Branch	12/31/2020
Current Locations	(LPO) Opened	Opening / Conversion	(thousands)
South Miami	—	Aug. 2008	$530,579
Coral Gables	—	Jan. 2014	$497,157
Palm Beach Gardens	Feb. 2016	Nov. 2017	$171,046
Boca Raton	Mar. 2017	May 2019	$135,678
Fort Lauderdale	Oct. 2017	Mar. 2020*	$105,128
Dadeland	—	May 2019	$35,401
Doral	Jul. 2019	Nov. 2020	$45,725
Wellington	Jul. 2019	Jul. 2020	$17,373
Aventura	—	Mar. 2020*	$121,456
New Hampshire LPO	Nov. 2020	—	—
*Acquired through the business combination of MBI.

We believe both culture and brand are at the core of our messaging when attracting and retaining both bankers and clients. We believe continued consolidation throughout Florida will provide us with additional opportunities to grow in both our current footprint and into other Florida metropolitan areas. To capitalize on these opportunities, we intend to (i) continue to evaluate lift-outs of high-performing banking teams, (ii) leverage the relationships and contacts of our existing bankers to identify and target suitable business and individual clients, and (iii) develop comprehensive banking relationships with these businesses and individuals by delivering competitive banking products and services comparable to that of larger institutions while providing the superior client service expected of a smaller community bank.

We are subject to state and federal banking laws and regulations that govern virtually all aspects of our operations. Any changes in applicable laws, regulations or the enforcement thereof may materially affect our business and prospects. Proposed legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. The Company and the Bank are Affirmative Action/Equal Opportunity Employers.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, Federal Deposit Insurance Corporation (the “FDIC”), and the Florida Office of Financial Regulation. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, the U.S. Congress and the individual states have created numerous regulatory agencies and enacted numerous laws, such as the Dodd-Frank Act, that govern banks and the banking industry. The system of supervision and regulation applicable to the Company establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors and the public, rather than the stockholders and creditors.

The Company and its subsidiary bank are required to file annual and quarterly reports with various regulatory authorities, including the Federal Reserve and the Florida Office of Financial Regulation. The Federal Reserve and the Florida Office of Financial Regulation may examine a bank holding company or any of its subsidiaries and charge the for the cost of such an examination. The Company is also subject to reporting and disclosure requirements under state and federal securities laws.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. The federal banking agencies have issued a number of significant new regulations as a result of the Dodd-Frank Act and a number of additional regulations are pending or may be proposed. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which any of our businesses may be affected by any new regulation or statute.

The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Holding Company Regulation

We are registered with the Board of Governors of the Federal Reserve as a financial holding company under the Bank Holding Company Act of 1956, or BHC Act. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHC Act, and other federal laws subject financial holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities

The Gramm-Leach-Bliley Act modernized the United States banking system by: (i) allowing bank holding companies that qualify as “financial holding companies,” such as Professional Holding Corp., to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. To maintain financial holding company status, a bank holding company and all subsidiary depository institutions must be well managed and “well capitalized.” Additionally, all subsidiary depository institutions must have received at least a “Satisfactory” rating on their most recent Community Reinvestment Act examination. Failure to meet these requirements may result in limitations on activities and acquisitions.

Safe and Sound Banking Practices

Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Additionally, consistent with the Dodd-Frank Act codification of the Federal Reserve’s long-standing policy, bank holding companies must serve as a source of financial strength for their subsidiary banks. Under this requirement, the Company is expected to commit resources to support Professional Bank, including at times when the Company may not be in a financial position to provide such resources.

The Federal Reserve has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of distributions to stockholders unless its available net income has been sufficient to fully fund the distributions and the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that our subsidiary bank maintains an adequate level of capital as described below. Limitations on our subsidiary bank paying dividends could, in turn, affect our ability to pay dividends to our stockholders. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities unless certain conditions are met.

Capital Regulations

The Federal Reserve imposes certain capital requirements on financial holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These rules are complex and are evolving as U.S. and international regulatory authorities propose and enact enhanced capital and liquidity rules. The Company seeks to manage its capital position to maintain sufficient capital to meet these regulatory guidelines and to support our business activities. Subject to its capital requirements and certain other restrictions, we are generally able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us. We are also able to raise capital for contributions to the Bank by issuing securities, subject to compliance with federal and state securities laws.

Changes in Control

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act of 1978 (“CBCA”), together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any acquisition of “control” of a bank or bank holding company. Under the BHC Act, a company (a broadly defined term that includes partnerships among other things) that acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution is deemed to control the institution and to be a bank holding company. A company that acquires less than 5% of any class of voting security (and that does not exhibit the other control factors) is presumed not to have control. For ownership levels between the 5% and 25% thresholds, the Federal Reserve has adopted a rule that outlines circumstances in which control may or may not exist.

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

Bank Regulation

Professional Bank is a state-chartered commercial banking institution that is chartered by and headquartered in the State of Florida and is subject to supervision and regulation by the Florida Office of Financial Regulation. The Florida Office of Financial Regulation supervises and regulates all areas of our operations including, without limitation, the making of loans, the issuance of securities, the conduct of our corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers. We are also a member bank of the Federal Reserve System, which makes our operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, our deposit accounts are insured by the Deposit Insurance Fund administered by the FDIC to the maximum extent permitted by law, and the FDIC has certain supervisory and enforcement powers over us.

As a state-chartered bank in the State of Florida, we are empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of our clients. Various consumer laws and regulations also affect our operations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, prohibits insured state-chartered institutions from conducting activities that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund (“DIF”).

As part of FDICIA’s efforts to promote the safety and soundness of depository institutions and their holding companies, appropriate federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk), asset quality and earnings. The Federal Reserve and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies.

The ability of Professional Bank, as a Florida state-chartered bank, to pay dividends is restricted under the Florida law as well as the rules and requirements of the Federal Reserve. As discussed above, Professional Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the federal regulators.

Capital Adequacy

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Failure to meet capital guidelines could subject our subsidiary bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on our business.

Deposit Insurance

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

The FDIC’s deposit insurance premium assessment is based on an institution’s average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

Restrictions on Transactions with Affiliates

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate and requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company. Section 23B of the Federal Reserve Act requires that certain transactions between the Company’s subsidiary bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies.

Community Reinvestment Act

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in a merger or acquisition are reviewed in connection with the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company. An unsatisfactory record can substantially delay or block a transaction. We received a satisfactory rating on our most recent Community Reinvestment Act assessment.

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

The USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:

●	internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;
●	systems and procedures for monitoring and reporting of suspicious transactions and activities; a designated compliance officer;
●	employee training;
●	an independent audit function to test the anti-money laundering program;
●	procedures to verify the identity of each client upon the opening of accounts; and
●	heightened due diligence policies, procedures, and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter the customer relationship with the financial institution. This information must be verified within a reasonable time. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. On May 11, 2018, the United States Treasury’s Financial Crimes Enforcement Network issued a final rule under the BSA requiring banks to identify and verify the identity of the natural persons behind their customers that are legal entities — the beneficial owners. We and our affiliates have adopted policies, procedures and controls designed to comply with the BSA and the USA PATRIOT Act.

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

Coronavirus Pandemic

In early March 2020, it became apparent that novel coronavirus COVID-19 was going to have a negative impact in the United States and the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. This included testing of our remote access systems and enhancing awareness to our digital banking offerings. We believe that our investments in technology, digital platforms, and electronic banking should allow our customers and employees to transact business even during times of uncertainty. We also increased our oversight and analysis of credits in vulnerable industries such as hotels and hospitality in an attempt to improve loan performance and reduce credit risk. Given the fluidity of the situation, the duration and broader impact of the COVID-19 pandemic on the extended economy, financial markets, and our business remain unknown.

In response to the COVID-19 pandemic, we updated operating protocols to ensure the virtual availability of our banking services, while prioritizing the health and safety of clients and associates. Our associates, support teams and management largely continue to work remotely; however, associates located in the Company's corporate offices and operations centers began to gradually return to those locations at reduced capacity levels in the third and fourth quarter of 2020. We continue to focus on enhancing remote, mobile, and online processes.

To assist clients during the COVID-19 pandemic, the Company implemented distinct COVID-19 relief programs to provide payment deferral and other waivers. The Bank redeployed associate resources to rapidly meet the influx of requests in response to the passage of the CARES Act, and the establishment of the Paycheck Protection Program (“PPP”). As of December 31, 2020, we had 1,296 active PPP loans remaining totaling $190.0 million gross.

Further, during the year ended December 31, 2020, we had $199.8 million in loans for which repayment was deferred to provide relief to borrowers adversely impacted by the COVID-19 pandemic. These deferrals consisted of $61.3 million of loans in which borrowers were temporarily making interest-only payments and $117.8 million of loans in which borrowers were provided temporary relief from full principal and interest payments.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies.

We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public (which will be on June 30, 2025) or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K) or we issue more than $1 billion of non-convertible debt securities over a three-year period. We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of certain reduced reporting obligations in this Annual Report on Form 10-K. These include an attestation of our internal controls, as required by Section 404(b) of the Sarbanes-Oxley Act, and scaled disclosures in our MD&A and Selected Financial Data which exclude periods prior to the earliest period presented in our initial registration statements. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies.

Human Capital Resources

The Company respects and values diversity throughout our organization and the community. Diversity and inclusion are integral parts of our organization’s culture. We seek the active engagement and participation of people with multiple backgrounds and ethnicities. We are taking steps to create programs to ensure that we are organized in a way where the unique contributions of each individual in the Company is recognized and supported. Each team member is to be treated fairly with equal access to opportunities and resources for success. We are developing programs programs to attract, develop and retain talented individuals in the communities we serve, such as an Employee Engagement Group, which is tasked with ensuring diversity, interaction, ideas for community involvement, charitable activities, work process improvement, and feedback on issues and concerns. We are developing programs that facilitate socially conscious relationships and address the needs of our communities. Additionally, we run homebuyer educational and financial literacy workshops in an effort to reach the financing needs of our communities.

We are committed and focused on the health and safety of our team members, customers, and communities. In response to the COVID-19 pandemic, we updated operating protocols to ensure the virtual availability of our banking services, while prioritizing the health and safety of clients and team members. Our team members, support teams, and management largely continue to work remotely; however, associates located in the Company's corporate offices and operations centers began to gradually return to those locations at reduced capacity levels in the third and fourth quarter of 2020. We continue to focus on enhancing remote, mobile, and online processes. Despite such continued uncertainty, the health and well-being of our team members and customers will always be a priority.

Item 1A. Risk Factors

Summary of Risk Factors

COVID-19 Risks

●	We granted payment deferrals to borrowers that experienced financial hardship due to the COVID-19 pandemic. If those borrowers are unable to resume making payments the Company will experience an increase in non-accrual loans, which could adversely affect our earnings and financial condition.

●	We may experience losses, expenses, and reputational harm arising out of the origination of PPP loans.

Risks Related to the Economy, Financial Markets

●	Our business operations and lending activities are concentrated in South Florida, which makes us more sensitive to adverse changes in the local economy than our more geographically diversified competitors.
●	Weak economic conditions could adversely affect our business and operations.

Credit Risks

●	Our allowance for loan losses may not be sufficient to absorb potential losses in our loan portfolio.
●	We may not be able to manage our credit risk adequately, which could lead to unexpected losses.
●	Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property may not accurately reflect the net value of the collateral.
●	We engage in lending secured by real estate and may be forced to foreclose on and own the underlying real estate, subjecting us to the costs and potential risks, including environmental liabilities, associated with the ownership of real property. Further consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing.
●	Our financial condition, earnings, and asset quality could be adversely affected if we are required to repurchase loans originated for sale.

Risks Related to Interest Rates and Liquidty

●	We may incur losses if we are unable to successfully manage interest rate risk.
●	We could recognize losses on investment securities held in our securities portfolio.
●	Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
●	A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition, and results of operations.

Operational Risks

●	Natural disasters and severe weather events in Florida, including hurricanes, can have an adverse impact on our business, financial condition, and operations.
●	We face strong competition from financial services companies and other companies that offering banking services.
●	We may be unable to attract and retain highly qualified personnel, which could adversely and materially affect our competitive position.
●	We rely heavily on our executive management team and we could be adversely affected by the unexpected loss of their services.
●	System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
●	We have a continuing need for technological change, and we may not have the resources to implement new technology effectively.
●	We are subject to certain operational risks, including, but not limited to, client, employee or third-party fraud and data processing system failures and errors.

Strategic Risks

●	We may not effectively execute on our expansion strategy, which may adversely affect our ability to maintain our historical growth and earnings trends.
●	We may grow through mergers or acquisitions, a strategy which may not be successful or, if successful, may produce risks in integrating and managing the merged or acquired companies and may dilute our shareholders.

●	We may not efficiently or effectively create an internal control environment. A failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which could harm our business, impair investor confidence and our access to the capital markets, cause the price of our Class A Common Stock to decline, and subject us to regulatory penalties.

Financial Statement Risks

●	The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
●	We have identified a material weakness in our internal control over financial reporting, and we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future.
●	Changes in accounting standards or regulatory interpretations of existing standards could materially impact our financial statements and disclosures.

Regulatory and Government Risks

●	We operate in a highly regulated environment, and the laws and regulations that govern our operations, lending activities, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.
●	Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition, or results of operations.
●	Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with any supervisory actions to which we are or become subject could adversely affect us.
●	Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.
●	The Federal Reserve may require us to commit capital resources to support the Bank.
●	Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition, and results of operations.
●	We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions and pay dividends is subject to restrictions.

Other Risks

●	The market price of our Class A Common Stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices, and times desired.

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

Risks Related to the COVID-19 Pandemic

The recent global COVID-19 pandemic has led to significant economic uncertainty and if prolonged could adversely harm our customers and our future results of operations.

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. Early in the pandemic, stay-at-home orders, travel restrictions and closure of non-essential businesses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Though these early restrictions have generally been lifted or eased, continuing capacity restrictions and health and safety recommendations that discourage travel and encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity and employment. To date, the COVID-19 pandemic has:

●	caused some of our borrowers to be unable to meet existing payment obligations, particularly those borrowers disproportionately affected by business closures and travel restrictions, such as those operating in the travel, lodging, and retail, industries;
●	caused us to increase its allowance for credit losses; and
●	caused changes in consumer and business spending, borrowing, and saving habits, which has affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers.

Moreover, we face increased technology and operational risk as a result of a significant number of non-branch personnel working remotely. Such risks include technology controls not working as effectively and operational procedures and controls not being as effective or effectively adhered to in a remote work environment.

Certain actions taken by United States or other governmental authorities, including the Federal Reserve, that are intended to mitigate the macroeconomic effects of the COVID-19 pandemic may cause additional harm to our business. In March 2020, the Federal Open Market Committee of the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. Decreases in short-term interest rates have a negative impact on our results, as we have certain assets that are sensitive to changes in interest rates.

The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to manufacture and distribute those vaccines, the ability of these vaccines to prevent both transmission and infection, including with respect to new variants of the virus that causes COVID-19, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more pronounced the ultimate effects are likely to be.

The continuation of the COVID-19 pandemic and the efforts to contain the virus, including business restrictions and continued social distancing, could:

●	result in increases in loan delinquencies, problem assets, and foreclosures;
●	cause the value of collateral for loans, especially real estate, to decline in value;
●	reduce the availability and productivity of our employees, including our executive officers, we may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability;
●	negatively impact the business and operations of third-party service providers that perform critical services for our business; and
●	cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

We have granted payment deferrals to borrowers that have experienced financial hardship due to COVID-19, and if those borrowers are unable to resume making payments the Company will experience an increase in non-accrual loans, which could adversely affect our earnings and financial condition.

Consistent with the public encouragement from federal and state financial institution regulators during the COVID-19 pandemic in the United States, we worked constructively with borrowers who experienced financial hardship because of the pandemic. Our efforts include negotiating accommodations or forbearance arrangements that temporarily reduce or defer the borrowers’ monthly payments due to us. Generally, these accommodations are for three to six months and allow customers to temporarily cease making principal and/or interest payments. In some cases, we have provided borrowers second accommodations. During the year ended December 31, 2020, we approved $199.8 million in payment relief modifications that were granted under the CARES Act guidance associated with the treatment of TDRs. Since the inception of the CARES Act, $187.8 million of these loans either have been reinstated to their original payment terms or have been paid off. Upon the expiration of the deferral period, borrowers are required to resume making previously scheduled loan payments. If borrowers are unable to make timely loan payments after their deferral period ends, their loans will be classified. An increase in classified loans could cause the Company to increase its allowance for credit losses, which would adversely affect the Company’s earnings and financial condition.

We may experience losses, additional expense and reputational harm arising out of the origination of PPP loans.

The Company, through the Bank, is a participant in the Payroll Protection Program (“PPP”). As of December 31, 2020, the Company had originated $226.2 million of PPP loans representing 1,506 small business loans to borrowers. Under the PPP, small businesses, other entities, and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. We may incur losses on PPP loans if the loans are not forgiven, the borrower’s default, the SBA does not honor its guarantee due to an error made by us in making the loan, and/or the ineligibility of the borrower or otherwise. In addition, we may experience reputational harm arising out of our origination of PPP loans because of reports of borrower fraud, concerns about whether small businesses sufficiently benefited from the program, and government administration of the loan forgiveness process. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Further, there have been lawsuits, including one against the Bank, alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans and that various PPP lenders failed to pay required agency fees to third parties who allegedly assisted businesses with PPP loan applications. We may experience additional expense and reputational harm arising out of the Bank’s origination of PPP loans in defense of such lawsuits.

Risks Related to the Economy, Financial Markets

Our business operations and lending activities are concentrated in South Florida, and we are more sensitive to adverse changes in the local economy than our more geographically diversified competitors.

Unlike many of our larger competitors that maintain significant operations located outside of our market area, the majority of our clients are concentrated in South Florida. In addition, we have a high concentration of loans secured by real estate located in South Florida. As of December 31, 2020, approximately $1.3 billion, or 75.5%, of our loans, included real estate as a component of collateral. Additionally, approximately 90.1% of our real estate loans have real estate collateral located in South Florida. Therefore, our success depends upon the general economic conditions in this area, which may differ from the economic conditions in other areas of the United States or the United States generally.

Our real estate collateral provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding. The concentration of our loans in the South Florida area subjects us to risk that a downturn in the economy or recession in this area could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would have a greater effect on us than if our lending were more geographically diversified. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected. Moreover, since a large portion of our portfolio is secured by properties located in South Florida, the occurrence of a natural disaster, such as a hurricane or flood, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

As a result, our operations and profitability may be more adversely affected by a local economic downturn in South Florida than those of our more geographically diverse competitors. A downturn in the local economy generally may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of our clients to grow or maintain their deposits with us. For these reasons, any regional or local economic downturn that affects South Florida, or existing or prospective borrowers or depositors in South Florida, could have a material adverse effect on our business, financial condition, and results of operations. From time to time, our Bank may provide financing to clients who live or have companies or properties located outside our core market. In such cases, we would face similar local market risk in those communities for these clients.

Our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the United States. In recent years there has been a gradual improvement in the United States economy as evidenced by a rebound in the housing market, lower unemployment, and higher equity capital markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. If the United States economy weakens (as is possible due to changing conditions being caused by the COVID-19 pandemic and the response thereto), our growth and profitability from our lending, deposit and investment operations could be adversely affected. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates are concerns for United States businesses, consumers, and investors. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and the impact such actions and other policies the new administration may have on economic and market conditions. Such market instability may hinder future United States economic growth, which could adversely affect our assets, business, cash flow, financial condition, liquidity, prospects, and results of operations.

Credit Risks

Our allowance for loan losses may not be sufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2020, our allowance for loan losses totaled $16.3 million, which represented approximately 1.10% of our total loans, net of overdrafts and excluding PPP loans (non-GAAP, see Explanation of Certain Unaudited Non-GAAP Financial Measures). The level of the allowance reflects management’s continuing evaluation of general economic conditions, present political and regulatory conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels, and adequacy of collateral. Determining the appropriate level of our allowance for loan losses is inherently subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

Inaccurate management assumptions, the deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification, or the deterioration of additional problem loans, acquisition of problem loans and other factors (including third-party review and analysis), both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examinations, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses depends on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which is expected to become applicable to us on January 1, 2023, after the FASB elected to delay implementation for smaller reporting companies. CECL will require financial institutions to estimate and develop a provision for credit losses over the lifetime of the loan at origination, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of a loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions, like the Bank, to increase their allowances for loan losses. Moreover, the CECL model may create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

We may not be able to manage our credit risk adequately, which could lead to unexpected losses.

Our primary business involves making loans to clients. The business of lending is inherently risky because the principal of or interest on the loan may not be repaid timely or at all or the value of any collateral supporting the loan may be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional, and national market and economic conditions. Many of our loans are made to small to medium sized businesses that may be less able to withstand competitive, economic, and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries, and our credit approval practices may not adequately reduce credit risk. Further, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. A failure to effectively manage credit risk associated with our loan portfolio could lead to unexpected losses and have an adverse effect on our business, financial condition, and results of operations.

Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2020, approximately $777.8 million, or 46.7%, of our loan portfolio was comprised of nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $99.9 million, or 6.0%, of our total loans held for investment were construction and development loans. Further, as of December 31, 2020, our commercial real estate loans (excluding owner-occupied commercial real estate loans) totaled 33.5% and our construction and development loans totaled 6.8% of our total risk-weighted assets, respectively. These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan and may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to the risk of having to liquidate the collateral securing these loans at times when there may be significant fluctuation of commercial real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have an adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2020, approximately $206.7 million, or 12.4%, of our total loans held for investment were commercial (excluding PPP) loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending clients operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The dollar amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, or OREO, could have an adverse effect on our business, financial condition, and results of operations.

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

We originate residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product-specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, we may be required to repurchase a previously sold mortgage loan or indemnify an investor if there is non-compliance with defined loan origination or documentation standards including fraud, negligence, material misstatement in the loan documents, or non-compliance with applicable law. In addition, we may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or return profits made should the loan prepay within a short period. The potential mortgagor early default repurchase period is up to approximately 12 months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, non-compliance with law or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties. From January 1, 2013, through December 31, 2020, we have not repurchased any loans due to default, fraud, breach of representations, material misstatement, legal non-compliance, or early prepayment. Should such loan repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact business, financial condition, and results of operations.

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

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties with respect to such matters and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. Other actions we may take to minimize the impact of environmental liabilities may not fully insulate us from such liabilities. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Interest Rates and Liquidity

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

Changes in the difference between short-term and long-term interest rates may also harm our business, and we are unable to predict changes in market interest rates, which are affected by many factors beyond our control. We generally use short-term deposits to fund longer-term assets, such as loans. When interest rates change, assets and liabilities with shorter terms reprice more quickly than those with longer terms, which could have a material adverse effect on our net interest margin. If market interest rates rise rapidly, interest rate adjustment caps may also limit increases in the interest rates on adjustable-rate loans, which could further reduce our net interest income. Additionally, continued price competition for deposits will adversely affect our net interest margin.

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

In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan clients often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates later increase. If short-term interest rates remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition, and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we generally invest a significant majority of our total assets in loans (our loan to asset ratio was 81.0% as of December 31, 2020), we also invest a portion of our total assets (4.6% as of December 31, 2020) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2020, the fair value of our available for sale investment securities portfolio was $87.5 million, which included a net unrealized gain of approximately $1.2 million.

Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors that could influence the value of the securities in our portfolio include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized and/or unrealized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security as well as the Company’s intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.

The Company has certain loans, interest rate swap agreements, investment securities and debt obligations whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). In 2017, the United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021. On November 30, 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month United States dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of United States dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023.The Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations. To mitigate the risks associated with the expected discontinuation of LIBOR, the Company has ceased originating LIBOR-linked residential mortgage loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and has updated or is in the process of updating its systems to accommodate SOFR-linked loans. In accordance with regulatory guidance, the Company intends to stop entering new LIBOR transactions by the end of 2021.

A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition, and results of operations.

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

Our most important source of funds is deposits. As of December 31, 2020, approximately $947.4 million, or 57.1%, of our total deposits were negotiable order of withdrawal, or NOW, savings, and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by clients in us or the banking sector generally, client perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate client deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

Additional liquidity may be provided by our ability to borrow from the Federal Home Loan Bank of Atlanta, or the FHLB, and the Federal Reserve Bank of Atlanta. As of December 31, 2020, we had $40.0 million of advances from the FHLB outstanding. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

Any decline in available funding or cost of liquidity could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have an adverse effect on our business, financial condition, and results of operations.

We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.

As of December 31, 2020, our ten largest depositors accounted for approximately $270.9 million in deposits, or approximately 16.3% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Operational Risks

Natural disasters and severe weather events in Florida, including hurricanes, can have an adverse impact on our business, financial condition, and operations.

Our operations and our client base are primarily located in South Florida. This region is vulnerable to natural disasters and severe weather events or acts of God, such as hurricanes or tropical storms, which can have an adverse impact on our business, financial condition, and operations, cause widespread property damage and have the potential to significantly depress the local economies in which we operate. Future adverse weather events in Florida could potentially result in extensive and costly property damage to businesses and residences, depress the value of property serving as collateral for our loans, force the relocation of residents, and significantly disrupt economic activity in the region. For example, in September 2017, Hurricane Irma caused significant damage and disruption to local business operations.

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

Moreover, many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. We also face strong competition from credit unions, which are exempt from the payment of income taxes and, as a result, can frequently offer lower rates on loans or pay higher rates on deposits. The financial services industry could also become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have an adverse effect on our business, financial condition, liquidity, prospects, or results of operations.

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

We are led by an experienced core management team with substantial experience in the market we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and maintaining good relationships between our largest clients and our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, including our Chairman and Chief Executive Officer, Daniel R. Sheehan, as well as on our ability to attract, motivate and retain highly qualified senior and middle management employees. Competition for employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our executive officers or other key personnel leaves us, our financial condition and results of operations may suffer due to the loss of their skills, knowledge of our market, and years of industry experience and the difficulty of promptly finding qualified personnel to replace them. Additionally, our executive officers’ and key employees’ community involvement and diverse and extensive local business relationships are important to our success.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We outsource some of our operational activities and accordingly depend on relationships with third-party providers for services such as core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, many of which also depend on third party providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense, and disruption of service.

As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition, and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cybersecurity breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

Our computer systems and network infrastructure could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our hardware equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with client expectations and statutory and regulatory requirements. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources.

Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition, and results of operations.

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

Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our client accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from network failures, viruses and malware, power anomalies or outages, natural disasters, and catastrophic events. A breach of our security or that of a third-party vendor that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition, and results of operations.

We have a continuing need for technological change, and we may not have the resources to implement new technology effectively, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

The financial services industry is undergoing rapid technological change, with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We hope to address these demands through, among other things, our Digital Innovation Center and digital banking platform. However, we may experience operational and other challenges as we implement these new technologies or products, which could impair our ability to realize the anticipated benefits from such new technologies or require us to incur significant costs to meet any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements, and we may not be able to implement new technology-driven products and services timely, effectively or at all or be successful in marketing these products and services to our clients. Third parties upon whom we rely for our technology needs may not be able to develop on a cost-effective basis systems that will enable us to keep pace with such developments or we may, in order to remain competitive, be required to make significant capital expenditures, which may increase our overall expenses and have a material adverse effect on our net income. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose clients seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important, and the failure to do so could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

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

We have implemented a system of internal controls designed to mitigate operational risks, including data processing system failures and errors and client or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

When we originate loans, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to funding, the value of the loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms that do not comply with our general underwriting standards. Whether a misrepresentation is made by the applicant, the borrower, one of our employees or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer, which could adversely affect our business, financial condition, and results of operations.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations, and distracting to management. If we are found to infringe on one or more patents or violate the terms of a license or infringe on other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have an adverse effect on our business, financial condition, and results of operations.

Strategic Risks

We may not effectively execute on our expansion strategy, which may adversely affect our ability to maintain our historical growth and earnings trends.

We have grown rapidly over the last several years. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Our primary expansion strategy focuses on organic growth, supplemented by acquisitions of banking teams or other financial institutions; however, we may not be able to successfully execute on these aspects of our expansion strategy, which may cause our future growth rate to decline below our recent historical levels, or may prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth. Various factors, such as economic conditions and competition with other financial institutions, may impede or restrict the growth of our operations. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to manage our growth effectively, which in turn depends on various factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. Even if we are successful in continuing our growth, such growth may not offer the same levels of potential profitability, and we may not be successful in controlling costs and maintaining asset quality in the face of that growth. Accordingly, our inability to maintain growth or to effectively manage growth, could have an adverse effect on our business, financial condition, and results of operations.

We may grow through mergers or acquisitions, a strategy which may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisitions and may dilute our shareholders.

As part of our growth strategy, we may pursue mergers and acquisitions of banks and non-bank financial services companies within or outside our principal market areas. We regularly seek to identify and explore specific acquisition opportunities as part of our ongoing business practices. We may also explore other strategic opportunities both within and outside of our current market. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources or more liquid securities than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

Our continued pace of growth may require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect us or our growth.

We believe that we will have sufficient capital to meet our capital needs for our current growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue additional shares of common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition, and results of operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting consists of a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies, which we previously were not required to comply with as a private company.

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

Financial Statement Risks

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of our financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider critical because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our Class A Common Stock and adversely affect our business, prospects, cash flow, liquidity, financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting, and we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Management maintains and regularly monitors, reviews, and updates the Company’s internal control over financial reporting and disclosure controls and procedures. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition. The Company’s management, with the supervision of the Chief Accounting Officer and the Chief Executive Officer, conducted an evaluation of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2020. Based on that evaluation, management determined that, as of December 31, 2020, management observed deficiencies associated with infrequent significant transactions in the Company’s control environment. On a standalone basis these items do not rise to a material weakness; however, in the aggregate, they result in a material weakness. The specific control deficiencies are described in Part II - Item 9A “Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting” contained in this Form 10K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weakness identified in management’s report did not result in any material misstatement in our consolidated financial statements or any changes to previously reported financial results.

We have implemented remedial measures intended to address the control deficiencies that led to the material weakness. However, if the remedial measures we have implemented are insufficient, or if additional material weaknesses, or significant deficiencies in our internal control over financial reporting or in our disclosure controls and procedures occur in the future, we may not be able to report our financial results in an accurate and timely manner, prevent or detect fraud, or provide reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Regulatory and Governmental Risks

We operate in a highly regulated environment, and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect clients, depositors, the Deposit Insurance Fund, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank may pay to the Company, and restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as were imposed under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition, or results of operations.

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

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight, or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition, and results of operations.

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

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, or FinCEN, established by the United States Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the United States Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. Additionally, South Florida has been designated as a “High Intensity Financial Crime Area,” or HIFCA, by FinCEN and a “High Intensity Drug Trafficking Area,” or HIDTA, by the Office of National Drug Control Policy. The HIFCA program is intended to concentrate law enforcement efforts to combat money laundering efforts in higher-risk areas. The HIDTA designation makes it possible for local agencies to benefit from ongoing HIDTA-coordinated program initiatives that are working to reduce drug use. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

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

The CRA directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the United States Department of Justice, the Federal Reserve, and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

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

The deposits of our bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Although the FDIC has since reduced premiums for most FDIC-insured institutions of our size, increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments increase in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the United States money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of securities by the Federal Reserve, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.

Our future ability to pay dividends is subject to restrictions.

Holders of our Class A Common Stock are only entitled to receive dividends when, as and if declared by our Board out of funds legally available for dividends. Moreover, our ability to declare and pay dividends to our shareholders is highly dependent upon the ability of the Bank to pay dividends to us, the payment of which is subject to laws and regulations governing banks and financial institutions.

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

Furthermore, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and the level, composition, and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, which could impact our ability to pay dividends in the future.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

Our primary asset is the Bank. We depend upon the Bank for cash distributions (through dividends on the Bank’s common stock) that we use to pay our operating expenses and satisfy our other financial obligations. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital to pay a dividend. Further, the Bank’s regulators have the ability to restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to us, we may not be able to satisfy our obligations or, if applicable, pay dividends on our Class A common stock.

General Risk Factors

The market price of our Class A Common Stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices, and times desired.

The market price of our Class A Common Stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices, and times desired. There are many factors that may affect the market price and trading volume of our Class A Common Stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section and:

●	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
●	changes in economic or business conditions;
●	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
●	publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or the cessation of coverage;

●	operating and stock price performance of companies that investors deem comparable to us;
●	additional or anticipated sales of our Class A Common Stock or other securities by us or our existing shareholders;
●	additions, departures or inability to retain of key personnel;
●	perceptions and speculations in the marketplace regarding our competitors or us;
●	price and volume fluctuations in the overall stock market from time to time;
●	litigation involving us, our industry or both;
●	investigations by regulators into our operations or those of our competitors;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidelines, interpretations or principles;
●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
●	other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services; and
●	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our Class A Common Stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our Class A Common Stock, which could make it difficult to sell your shares at the volume, prices, and times desired.

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

We maintain insurance to protect against certain types of claims associated with our operations, but our coverage may not adequately cover all claims. Depending on our assumptions regarding level of risk, availability, cost, and other considerations, we purchase differing amounts of insurance from time to time and for various business lines. Our coverage is subject to deductibles, exclusions, and policy limits. If our level of insurance is inadequate or a loss is not covered, we could suffer a loss that may have a negative impact on our financial results or operations.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies,” including, but not limited to:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our holding company owns no real property. Our corporate office is located at 396 Alhambra Circle, Suite 255, Coral Gables, Florida 33134. At the end of 2020, our Company, through the Bank, operated a total of nine branches in the Miami-Fort Lauderdale-West Palm Beach or Miami-Dade metropolitan statistical area, or MSA, which encompasses three rapidly growing counties in Florida: Miami-Dade, Broward, and Palm Beach. The Company also has a loan production office in Bedford, NH and the Digital Innovation Center in Cleveland, OH. See Note 6 to the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our premises and equipment.

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Since February 7, 2020, the principal market on which our Class A Common Stock is traded is the Nasdaq Global Select Market under the symbol “PFHD.” As of December 31, 2020, there were 369 registered shareholders of our Class A Common Stock.

Prior to our listing on the Nasdaq Global Select Market there was not an established public trading market, although quotations for our Class A Common Stock were reported on the OTC Pink, or the Pink Open Market, under the symbol “PFHD.” The over-the-counter market for our Class A Common Stock is sporadic and at times limited and the prices at which such transactions occurred may not necessarily reflect the price that would be paid for our Class A Common Stock in an active market. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Historical Closing Prices of Our Class A Common Stock
Quarter Ended	High	Low
First Quarter 2021 (through March 19, 2021)	$19.22	$14.97
Fourth Quarter 2020	$18.00	$13.34
Third Quarter 2020	$14.35	$10.45
Second Quarter 2020	$17.75	$12.70
First Quarter 2020	$20.00	$14.24
Fourth Quarter 2019	$19.00	$17.87
Third Quarter 2019	$18.50	$17.37
Second Quarter 2019	$17.62	$17.27
First Quarter 2019	$17.80	$15.20

The listing of our Class A Common Stock on the Nasdaq Global Market has resulted in a more active trading market for our Class A Common Stock. However, we cannot assure that a liquid trading market for our Class A Common Stock will be sustained. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

Because we are a bank holding company and currently do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies.

Additionally, under the terms of subordinated notes due 2026 and callable in 2021, and the related subordinated note purchase agreements, which we assumed upon consummation of our acquisition of MBI, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders’ rights plan.

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

As of December 31, 2020, we used approximately $3.3 million in MBI business combination expenses, $10.0 million to paydown our line of credit with Valley National Bank, with the remaining proceeds pushed down to the Bank for the purchase of additional securities for the investment portfolio and general corporate purposes, including working capital and capital expenditures. None of the proceeds were used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

(c) Purchases of Equity Securities by Issuer and Other Affiliates.

As detailed in our 10-Q Part II, Item 2 for the third quarter 2020, second quarter 2020 and first quarter 2020 on March 2, 2020, the Company’s Board of Directors authorized the purchase from time to time of up to $10.0 million of the Company’s Class A Common Stock. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Share repurchase activity during the three months ended December 31, 2020 is shown below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Public	May yet be Purchased
Periods	Shares Purchased	Paid per Share	Announced Plan*	Under the Plan
October 1, 2020 to October 31, 2020:	-	—	-	5,022,844
November 1, 2020 to November 30, 2020:	5,637	13.64	5,637	4,945,955
December 1, 2020 to December 31, 2020:	-	—	-	4,945,955
Total - 4th Quarter	5,637	$13.64	320,931	$4,945,955

*The plan to purchase equity securities totaling $10 million was approved on March 2, 2020, with no expiration date.

Item 6. Selected Financial Data

Two years of financial data of the Company is set forth on page F-1 of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s Discussion and Analysis of the Financial Condition and Results of Operations (“MD&A”) of Professional Holding Corp. (“the Company”) for the year ended December 31, 2020 and 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes of our Company presented in Item 8. Financial Statements and Supplementary Data. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those described in the section titled “Cautionary Note Regarding Forward-Looking Information.”

Overview

Net income for Professional Holding Corp. and subsidiaries (the “Company”) for the year ended December 31, 2020, was $8.3 million ($0.67 per diluted common share) compared to $2.3 million ($0.40 per diluted common share) for the year ended December 31, 2019, representing a 255.5% increase in net income and a 67.5% increase in earnings per diluted common share. The results from 2020 included closing our initial public offering, completion of the acquisition and integration of Marquis Bancorp Inc. (“MBI”) and expanding our market share despite a worldwide pandemic.

Highlights of our performance and financial condition as of and for the year ended December 31, 2020 and other key events that occurred during 2020 are provided below.

Results of Operations for the Year Ended December 31, 2020

●	Net income of $8.3 million, an increase of $6.0 million, or 255.5%, compared to the same period in 2019.
●	Net interest income of $60.1 million, an increase of $32.0 million, or 114.1%, compared to the same period in 2019.
●	Noninterest income totaled $4.3 million, an increase of $1.5 million, or 53.3%, compared to the same period in 2019.
●	Noninterest expense of $43.6 million, an increase of $16.6 million, or 61.6%, compared to the same period in 2019. MBI business combination expenses and additional full-time employees were primarily responsible for the increase.
●	Pre-tax pre-provision earnings (non-GAAP, see Explanation of Certain Unaudited Non-GAAP Financial Measures) was $20.7 million for the current year, an increase of $16.8 million, or 438.1%, compared to pre-tax pre-provision earnings of $3.9 million in the previous year.

Financial Condition

At December 31, 2020:

●	Total assets grew to $2.1 billion, an increase of $1.0 billion, or 95.3%, compared to December 31, 2019 due to the MBI business combination, our participation in the Paycheck Protection Program (PPP), with some of these loans match funded with PPPLF advances of $101.4 million, and new organic growth. At December 31, 2020, the Company had a gross PPP loan balance of $190.0 million.
●	Net loans grew to $1.6 billion, an increase of $0.9 billion, or 109.5%, compared to December 31, 2019. We experienced growth across all loan types due to new organic originations (including PPP) of $0.6 billion, acquisitions of $0.5 billion, offset by net paybacks and advances of approximately $0.3 billion, for the year ended December 31, 2020.
●	Nonperforming assets totaled $10.4 million, an increase of $8.1 million, or 357.6%, compared to $2.3 million at December 31, 2019. As part of our continued evaluation of a credit where the borrower, Coex Coffee International Inc. (“Coex”) petitioned the court for an Assignment for the Benefit of Creditors, the Company classified the full loan amount of $8.3 million as substandard non-accrual as of December 31, 2020.
●	The Company maintained its strong capital position. As of December 31, 2020, the Company was well-capitalized, with a total risk-based capital ratio of 14.7%, a tier 1 risk-based capital ratio of 12.9%, a common equity tier 1 capital ratio of 12.9%, and a leverage ratio of 10.0%. As of December 31, 2020, and 2019, all of our regulatory capital ratios exceeded the thresholds to be well-capitalized under the applicable bank regulatory requirements.
●	The Company recorded adjustments to the original fair value estimates of the MBI valuation in the fourth quarter.

Other Highlights

●	In February 2020, we announced the closing of our initial public offering of 3,565,000 shares of Class A Common Stock, which included an additional 465,000 shares in connection with the exercise in full of the underwriters’ option to purchase additional shares
●	In March 2020, we closed on our acquisition of MBI and its wholly owned subsidiary, Marquis Bank.
●	In June 2020, we successfully completed our systems conversion of MBI.
●	In November 2020, we opened our new loan production office in Bedford, NH to service our new search fund lending business.
●	We participated in the PPP and processed/closed/funded 1,506 small business loans representing $226.2 million in relief proceeds throughout 2020.

Acquisition of MBI

On March 26, 2020, we closed our acquisition with MBI and its wholly owned subsidiary, Marquis Bank, headquartered in Coral Gables, Florida. This acquisition resulted in the growth of the balance sheet, net interest income, and non-interest income and expense from the prior year. The Company identified $539.9 million of acquired loans with a book balance, prior to fair value adjustments. An initial fair value adjustment of $19.3 million was recorded through goodwill. Measurement period adjustments related to other fair value factors totaled $5.3 million for the year ended December 31, 2020 and will amortize through interest income over the remaining life of each loan. The acquisition has already provided increased credit portfolio diversity and increased lending capacity and accelerated our growth strategy and profitability targets.

COVID-19 Operational Response and Bank Preparedness

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in the world’s financial markets.

The Company continues to work within the COVID-19 pandemic response plans which were originally established in the Spring of 2020. The Company continues to update these plans to ensure that they comply with the latest governmental guidelines and health conditions. As conditions permit, these plans facilitate our staff judiciously and safely returning to the office. On December 31, 2020, approximately 35% of our staff was working in the office while approximately 65% was working by remote access. This compares to July 10, 2020, when 20% of our staff was working in the office and 80% was working by remote access.

In response to the COVID-19 pandemic we have:

●	The Company participated in the PPP and processed/closed/funded 1,506 small business loans representing $226.2 million in relief proceeds throughout 2020. The majority of these loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. In addition, we paid off approximately $123.6 million in PPPLF advances during the year ended December 31, 2020 and had a balance of $101.4 million remaining as of December 31, 2020.
●	The Company added an online PPP application form and automated the PPP loan closing documentation process.

●	As of December 31, 2020, we have reviewed and processed numerous debt service relief requests in accordance with Section 4013 of the CARES Act and interagency guidelines published by federal banking regulators on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered Troubled Debt Restructurings (TDRs). These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months.
●	During the year ended December 31, 2020, the Company approved $199.8 million in payment relief modifications that were granted under the CARES Act guidance associated with the treatment of TDRs. Since the inception of the CARES Act, $187.8 million of these loans either have been reinstated to their original payment terms or have been paid off. As of December 31, 2020, there were 13 loans measured with a fair value of $11.1 million, that remain under the exemption from TDR classification as provided for in the CARES Act.
●	To manage credit risk, the Company increased oversight and analysis of loans to borrowers in vulnerable industries, such as hotels and hospitality. As of December 31, 2020, these loans have a balance of $54.3 million. For the year ended December 31, 2020, $30.6 million of these loans were provided payment relief consistent with Section 4013 of the CARES Act and the interagency guidelines published on March 13, 2020, and as of December 31, 2020, $28.3 million has been reinstated and returned to normal payment schedules, with one deferred loan remaining in this group.

The economic effects of the COVID-19 pandemic have significantly impacted and continue to significantly impact business and economic activity in the United States and around the world. There have been full and partial business closures, increases in unemployment as workers are furloughed, laid off, or had hours limited. Such disruptions could adversely affect our loan and deposit fee income as well as create downward pressure on the quality of our loan portfolio possibly leading to an increase in loan charge-offs.

The COVID-19 pandemic is an unprecedented event that has created high levels of uncertainty. We are vigilantly monitoring global events and actions being taken by various Federal and State Agencies. We have maintained interim periodic communications with our regulators and have not experienced any material deposit outflows to date and frequently communicate with our credit clients.

Given the fluidity of the situation, management cannot predict the long-term impact of the COVID-19 pandemic on the Company for 2021 or beyond.

Results of Operations for the Years Ended December 31, 2020 and 2019

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	Change
Interest income	$69,099	$39,210	76.2%
Interest expense	9,046	11,167	(19.0)%
Net Interest income	60,053	28,043	114.1%
Provision for loan losses	10,017	862	1,062.1%
Net interest income after provision	50,036	27,181	84.1%
Noninterest income	4,306	2,808	53.3%
Noninterest expense	43,620	26,997	61.6%
Income before income taxes	10,722	2,992	258.4%
Income tax expense	2,417	656	268.4%
Net income	$8,305	$2,336	255.5%

Net income for the year ended December 31, 2020, was $8.3 million, an increase of $6.0 million, or 255.5%, from net income for the year ended December 31, 2019, of $2.3 million. Interest income increased $29.9 million while interest expense decreased $2.1 million, resulting in a net interest income increase of $32.0 million for the year ended December 31, 2020, compared to the same period in the prior year. The increase in our interest income was primarily due to an increase in interest earning assets, primarily from the MBI business combination, our participation in the SBA’s PPP, with some of these loans match funded with PPPLF advances of $101.4 million. Provision for loan losses increased by $9.1 million for the year ended December 31, 2020, compared to the same period in the prior year primarily due to a specific reserve of $7.6 million recorded to address the impairment of the loans made to one of its borrowers, Coex Coffee International Inc. (“Coex”) (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Coex Coffee International Inc.”). Noninterest income increased $1.5 million and noninterest expense increased $16.6 million for the year ended December 31, 2020, compared to the same period in the prior year. The increase in noninterest expense for the year ended December 31, 2020, compared to the same period in the prior year was primarily a result of the MBI business combination expenses as well as increases in occupancy and equipment expense due to the opening of two new bank branches and the digital innovation center and increases in professional services expense due to costs related to building the organizational infrastructure of a publicly traded company.

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

	For the Year Ended December 31,
	2020			2019
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$197,812	$740	0.37%	$80,448	$1,659	2.06%
Federal funds sold	39,566	172	0.43%	25,284	581	2.30%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,550	414	5.48%	5,357	274	5.11%
Investment securities	90,110	1,477	1.64%	27,841	675	2.42%
Loans(1)	1,379,880	66,296	4.80%	700,064	36,021	5.15%
Total interest earning assets	1,714,918	69,099	4.03%	838,994	39,210	4.67%
Noninterest earning assets	100,358			50,215
Total assets	1,815,276			889,209
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	989,664	6,777	0.68%	580,822	10,072	1.73%
Borrowed funds	204,364	2,269	1.11%	47,485	1,095	2.31%
Total interest-bearing liabilities	1,194,028	9,046	0.76%	628,307	11,167	1.78%
Noninterest-bearing liabilities
Noninterest-bearing deposits	410,357			164,963
Other noninterest-bearing liabilities	17,675			16,547
Shareholders’ equity	193,216			79,392
Total liabilities and shareholders’ equity	$1,815,276			$889,209
Net interest spread(2)			3.27%			2.90%
Net interest income		$60,053			$28,043
Net interest margin(3)			3.50%			3.34%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $4.4 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.

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

	For the Year Ended December 31, 2020
	Compared to 2019
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$2,420	$(3,339)	$(919)
Federal funds sold	328	(737)	(409)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	113	27	140
Investment securities	1,510	(708)	802
Loans	34,979	(4,704)	30,275
Total	$39,350	$(9,461)	$29,889
Interest expense
Interest-bearing deposits	7,088	(10,383)	(3,295)
Borrowed funds	3,622	(2,448)	1,174
Total	$10,710	$(12,831)	$(2,121)

Net interest income increased by $32.0 million to $60.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Our total interest income was impacted by an increase in interest earning assets, primarily due to the MBI business combination, our participation in the SBA’s PPP, with some of these loans match funded with PPPLF advances of $101.4 million, and new organic growth. Average total interest earning assets were $1.7 billion for the year ended December 31, 2020 compared with $0.8 billion for the year ended December 31, 2019. The annualized yield on those interest earning assets decreased 64 basis points from 4.67% for the year ended December 31, 2019 to 4.03% for the year ended December 31, 2020 due to the reductions in the federal funds target interest rates by the Federal Reserve as well as loans repricing, coupled with higher yielding loan payoffs. Our yield on interest earning assets declined during the year ended December 31, 2020, which was partially offset by lower interest expense on our interest-bearing deposits and earnings credits accumulated during the year of $26.5 thousand. The increase in the average balance of interest earning assets was driven primarily by growth in our loan portfolio of $0.9 billion, representing an increase of 109.5%, to $1.6 billion for the year ended December 31, 2020 compared to $0.7 billion for the year ended December 31, 2019.

Average interest-bearing liabilities increased by $0.6 billion, or 90.0%, from $0.6 billion for the year ended December 31, 2019 to $1.2 billion for the year ended December 31, 2020. The increase was primarily due to a $0.4 billion, or 70.4%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the year ended December 31, 2020 compared to for the year ended December 31, 2019, and, to a lesser extent, negotiable order of withdrawal accounts, or NOW accounts. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.76% for the year ended December 31, 2020 compared to 1.78% for the year ended December 31, 2019, while the annualized average interest rate paid on interest-bearing deposits decreased 105 basis points to 0.68% and the annualized average interest rate paid on borrowed funds increased by 120 basis points to 1.11%. The decreases in annualized average interest rates primarily reflected a decrease in market interest rates due to decreases in the federal funds target interest rate during the year ended December 31, 2020. For year ended December 31, 2020, our average other noninterest-bearing liabilities increased $1.2 million, or 6.8%, to $17.7 million from $16.5 million during the year ended December 31, 2019. Average noninterest-bearing deposits also increased $245.4 million, or 148.8%, from $165.0 million to $410.4 million for the same periods. For the year ended December 31, 2020, our annual net interest margin was 3.50% and net interest spread was 3.27%. For the year ended December 31, 2019, annual net interest margin was 3.34% and net interest spread was 2.90%. Our net interest margin was adversely affected by 0.16% during the year ended December 31, 2020, compared to the same period in 2019, as a result of the recent reductions in the federal funds target interest rates as well as continued declines in the 10-year treasury yield, average rates earned on interest earning assets and average rates paid on our interest-bearing deposits generally declined during the year ended December 31, 2020. Correspondingly new loans were priced at lower yields in comparison to previously held loans which led to numerous loan payoffs at the beginning of 2020 compared to 2019.

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

Our provision for loan losses amounted to $10.0 million for 2020 and $0.9 million for 2019. The increase from 2019 to 2020 was primarily due to a specific reserve of $7.6 million recorded to address the impairment of the Coex loan, the growth of our loan portfolio and the anticipated decline in worldwide economic activity due the actual and projected effects of COVID-19. Our allowance for loan losses as a percentage of total loans, net of overdrafts and excluding PPP loans was 1.10% and 0.83% for the years ended December 31, 2020 and 2019, respectively (non-GAAP, see Explanation of Certain Unaudited Non-GAAP Financial Measures). The increase was primarily due to the Company addressing the impairment of the Coex loan in the third quarter of 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Coex Coffee International Inc.” We recorded three net charge-offs for $0.3 million for the year ended December 31, 2020. We did not record any net charge-offs for the year ended December 31, 2019. As of December 31, 2020, MBI purchase accounting loan marks were $18.8 million.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, income from Bank owned life insurance, origination fees for Small Business Administration, or SBA loans, swap referral fees and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method. The following table presents the major categories of noninterest income for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$1,196	$273	338.1%
Income from Bank owned life insurance	502	409	22.7%
Gain on sale and call of securities	37	8	362.5%
SBA origination fees	114	79	44.3%
SWAP referral fees	1,026	922	11.3%
Loans Held for Sale	808	303	166.7%
Other	623	814	(23.5)%
Total noninterest income	$4,306	$2,808	53.3%

Noninterest income for 2020 was $4.3 million, a $1.5 million or 53.3% increase compared to noninterest income of $2.8 million for 2019. The increase was primarily due an increase in deposit accounts service charges, of $0.9 million, or 338.1%, during the year ended December 31, 2020 compared to 2019 due to deposit growth. We also experienced an increase in revenue from loans held for sale of $0.5 million, or 166.7% during the year ended December 31, 2020 compared to 2019.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining client relationships and providing banking services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees, acquisition expenses, data processing expenses, advertising expenses, loan processing expenses and other general and administrative expenses, including FDIC assessments, communications, travel, meals, training, supplies and postage. The following table presents the major categories of noninterest expense for the periods indicated.

	Year Ended December 31,
			Increase
(Dollars in thousands)	2020	2019	(Decrease)
Noninterest expense
Salaries and employee benefits	$25,579	$18,521	38.1%
Occupancy and equipment	4,292	2,567	67.2%
Data processing	1,276	498	156.2%
Marketing	545	410	32.9%
Professional fees	2,373	1,253	89.4%
Acquisition expenses	3,328	—	100.0%
Regulatory assessments	1,112	600	85.3%
Other	5,115	3,148	62.5%
Total noninterest expense	$43,620	$26,997	61.6%

Noninterest expense amounted to $43.6 million in 2020, an increase of $16.6 million, or 61.6%, compared to $27.0 million for the year ended December 31, 2019. The increase was primarily due to the MBI business combination expenses as well as an increase in salaries and benefits from increased employee headcount, increases in occupancy and equipment expense due to the opening of two new bank branches and the digital innovation center, increases in professional services expense due to costs related to building the organizational infrastructure of a publicly traded company and a charitable contribution of $0.3 million to the AAA Scholarship Foundation.

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

Income tax expense was $2.4 million for 2020 and $0.7 million for 2019. Our effective tax rates for 2020 and 2019 were 22.5% and 21.9%, respectively.

Financial Condition

Our total assets grew to $2.1 billion at December 31, 2020, an increase of $1.0 billion, or 95.3%, compared to December 31, 2019 as a result of the MBI acquisition, our participation in the SBA’s PPP, with some of these loans match funded with PPPLF advances of $101.4 million, and new organic growth. At December 31, 2020, the Company had a gross PPP loan balance of $190.0 million. Net loans grew across all loan types due to new organic originations (including PPP) of $0.6 billion, acquisitions of $0.5 billion, offset by net paybacks and advances of approximately $0.3 billion, resulting in total net loan gowth of $0.9 billion, or 109.5%, for the year ended December 31, 2020. Interest-bearing deposits increased $0.5 billion, or 67.1%, during the year ended December 31, 2020, due to the acquisition as well as organic growth which provided us with additional capital to fund our growing loan pipeline. Shareholders’ equity increased $136.3 million, or 171.8%, to $215.6 million at December 31, 2020 compared to December 31, 2019, primarily due to the acquisition of MBI and the closing of our IPO. Net income resulted in an increase to retained earnings of $8.3 million as of December 31, 2020.

Interest-Bearing Deposits at Other Financial Institutions

Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. For the year ended December 31, 2020, interest-bearing deposits at other financial institutions decreased $21.3 million, or 14.1%, to $129.3 million from $150.6 million at December 31, 2019. The decrease was primarily due to our desire to increase our investment portfolio by purchasing securities with higher returns.

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

Our investment portfolio increased by $65.5 million, or 220.9%, to $95.1 million at December 31, 2020, from $29.6 million at December 31, 2019. The investment of a portion of the proceeds from the Company’s initial public offering and MBI acquisition are the primary reason for this increase. The Company invested these proceeds into liquid assets to fund loan growth, as well as securities available for sale. To supplement interest income earned on the Company’s loan portfolio, the Company invests in high quality mortgage-backed securities, government agency bonds, corporate bonds, community development district bonds, and equity securities (including mutual funds).

The following tables summarize the contractual maturities and weighted-average yields of investment securities as of December 31, 2020 and 2019 and the amortized cost and carrying value of those securities as of the indicated dates.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale
Small Business Administration loan pools	$30,678	$30,556	$17,303	$17,183
Mortgage-backed securities	28,514	28,922	5,237	5,185
United States agency obligations	3,000	3,122	4,000	4,070
Community Development District bonds	20,582	21,299	—	—
Municipals	1,064	1,099	—	—
Corporate bonds	2,501	2,510	2,000	2,003
Total	$86,339	$87,508	$28,540	$28,441
Securities Held to Maturity
Mortgage-backed securities	345	359	—	—
United States Treasury	202	202	—	—
Foreign Bonds	1,000	1,000	214	224
Total	$1,547	$1,561	$214	$224
Equity Securities
Mutual Funds	6,005	6,005	971	971
Total	$6,005	$6,005	$971	$971

			More than One Year		More than Five Years
	One Year or Less		Through Five Years		Through 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
At December 31, 2020		Average		Average		Average		Average			Average
(Dollars in thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Fair Value	Yield
Securities Available for Sale
Small Business Administration loan pools	$5	—%	$22	1.22%	$23,082	1.34%	$7,569	1.52%	$30,678	$30,556	1.39%
Mortgage-backed securities	—	—%	—	—%	6,197	0.56%	22,317	1.38%	28,514	28,922	1.20%
United States agency obligations	—	—%	3,000	2.64%	—	—%	—	—%	3,000	3,122	2.64%
Community Development District bonds	1,257	3.85%	18,612	3.86%	398	4.70%	315	3.00%	20,582	21,299	3.86%
Municipals	—	—%	532	1.64%	532	1.86%	—	—%	1,064	1,099	1.75%
Corporate bonds	1,001	0.96%	1,500	1.29%	—	—%	—	—%	2,501	2,510	1.13%
Total	$2,263	2.56%	$23,666	3.49%	$30,209	1.23%	$30,201	1.43%	$86,339	$87,508	1.96%
Securities Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	345	2.33%	345	359	2.33%
United States Treasury	202	0.18%	—	—%	—	—%	—	—%	202	202	0.18%
Foreign Bonds	1,000	0.72%	—	—%	—	—%	—	—%	1,000	1,000	0.72%
Total	$1,202	0.63%	$—	—%	$—	—%	$345	2.33%	$1,547	$1,561	1.01%
Equity Securities
Mutual Funds	6,005	1.48%	—	—%	—	—%	—	—%	6,005	6,005	1.48%
Total	$6,005	1.48%	$—	—%	$—	—%	$—	—%	$6,005	$6,005	1.48%

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, construction and development and other consumer loans. Our loan clients primarily consist of small to medium sized businesses, the owners and operators of these businesses as well as other professionals and entrepreneurs. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Miami-Dade

MSA. The following table summarizes and provides additional information about certain segments of our loan portfolio as of the dates indicated.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$777,776	46.7%	$270,981	34.2%
Owner Occupied	286,992	—	112,618	—
Non-Owner Occupied	490,784	—	158,363	—
Residential real estate	380,491	22.8%	342,257	43.2%
Commercial (Non-PPP)	206,665	12.4%	129,477	16.3%
Commercial (PPP)	189,977	11.4%	—	—%
Construction and development	99,883	6.0%	41,465	5.2%
Consumer and other loans	11,688	0.7%	8,287	1.1%
Total loans	$1,666,480	100.0%	$792,467	100.0%
Unearned loan origination (fees) costs, net	(5,578)		(752)
Allowance for loan losses	(16,259)		(6,548)
Loans, net	$1,644,643		$785,167

Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2020, we had $287.0 million of owner-occupied commercial real estate loans and $490.8 million of investment commercial real estate loans, representing 36.9% and 63.1%, respectively, of our commercial real estate portfolio. As of December 31, 2020, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.2 million for owner-occupied and $1.6 million for non-owner-occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of December 31, 2020, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 46.9% and 50.8%, respectively and debt service coverage ratios were 2.33x and 1.74x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $1.0 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of December 31, 2020
(Dollars in thousands)	Amount	Percent
Commercial Real Estate
Auto (Car Lot/Auto Repair)	$22,483	2.9%
Educational Facility	14,328	1.8%
Gas Station	64,162	8.2%
Hotel	54,324	7.0%
Mixed Use	29,987	3.9%
Multifamily	98,837	12.7%
Office	111,850	14.4%
Other / Special Use	41,739	5.4%
Religious Facility	8,450	1.1%
Retail	192,105	24.7%
Vacant Land	7,847	1.0%
Warehouse	131,664	16.9%
Total	$777,776	100.0%

	As of December 31, 2020
(Dollars in thousands)	Amount	Percent
Commercial Real Estate
Broward	$118,408	15.2%
Miami-Dade	501,168	64.4%
Palm Beach	113,405	14.6%
Other FL County	27,154	3.5%
Out of State	17,641	2.3%
Total	$777,776	100.0%

As of December 31, 2020, non-owner occupied commercial real estate loans of $490.8 million represented 33.5% of total risk-weighted assets.

Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of December 31, 2020, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 57.3%, 53.5% and 47.9%, respectively. All construction and development loans require an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of December 31, 2020
(Dollars in thousands)	Amount	Percent
Construction & Development
1 – 4 Family Construction	$45,209	45.3%
Commercial Construction	34,082	34.1%
Land Development	5,789	5.8%
Vacant Land	14,803	14.8%
Total	$99,883	100.0%

	As of December 31, 2020
(Dollars in thousands)	Amount	Percent
Construction & Development
Broward	$21,737	21.8%
Miami-Dade	57,192	57.3%
Palm Beach	15,137	15.2%
Other FL County	5,817	5.8%
Total	$99,883	100.0%

As of December 31, 2020, total construction and land development loans of $99.9 million represented 6.8% of total risk-weighted assets.

Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences which make up approximately 80% of our residential loan portfolio and, to a lesser extent, investor-owned residences, which make up approximately 20% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $60.2 million, or approximately 15.8% of our residential loan portfolio as of December 31, 2020. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.7 million as of December 31, 2020. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following chart shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of December 31, 2020
(Dollars in thousands)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$270,960	71.2%	57.8%
Investor Owned Residences	48,026	12.6%	50.7%
HELOC	60,235	15.8%	57.1%
Loans Held for Sale and PennyMac	1,270	0.3%	0.0%
Total	$380,491	100.0%

Commercial Loans (non-PPP). In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the non-PPP loans in our commercial loan portfolio was $0.5 million as of December 31, 2020. For commercial loans over $0.5 million, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of December 31, 2020, the debt service coverage ratio for our Bank commercial loan portfolio was approximately 2.35x for non-PPP loans, excluding approximately 3.7% of the commercial loan portfolio that is cash secured. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following chart shows our commercial loan portfolio by industry segment as of December 31, 2020.

	As of December 31, 2020
(Dollars in thousands)	Amount	Percent
Commercial Loans
Business Products	$1,163	0.6%
Business Services	29,584	14.3%
Communication	17,740	8.6%
Construction	19,269	9.3%
Finance	56,652	27.4%
Healthcare	7,379	3.6%
Services	23,319	11.3%
Technology	853	0.4%
Trade	44,359	21.5%
Transportation	2,928	1.4
Other	3,419	1.7%
Total	$206,665	100.0%

Paycheck Protection Program (PPP). The Company has participated in the PPP offered through the United States Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. The Company processed, closed and funded 1,506 loans representing $226.2 million in relief proceeds throughout 2020. The majority of these loans were initially pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Bank. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. In addition, the Company paid off approximately $123.6 million in PPPLF advances during the year ended December 31, 2020, and had a balance of $101.4 million remaining as of December 31, 2020. At December 31, 2020, the Company had a gross PPP loan balance of $190.0 million. Interest income on loans include PPP loan fees. PPP loan fees recognized during the year ended December 31, 2020 were $2.5 million.

Consumer and Other Loans. We offer consumer, or retail credit, to individuals for household, family, or other personal expenditures. Generally, these are either in the form of closed-end/installment credit loans or open-end/revolving credit loans. Occasionally, we will make unsecured consumer loans to highly qualified clients. Repayment terms are generally shorter in nature.

The following chart illustrates our gross loans net of unearned income and weighted average loan-to-value ratio for our collateralized loan portfolio as of the end of the months indicated.

Total Loans Outstanding
($ in millions)
$470
$520
$608
$723
$793
$1,351
$1,577
$1,611
$1,667
$224
$226
$190
$1,353
$1,385
$1,477
Marquis Acquisition
PPP Loans
Dec17
Jun18
Dec18
Jun19
Dec19
Mar20
Jun20
Sep20
Dec20
55.4%
55.2%
54.4%
54.1%
53.8%
52.6%
52.4%
52.9%
52.4%
Weighted Average LTV

Gross loans totaled **$1.7 billion**. Net loans grew to **$1.6 billion**, an increase of **$0.9 billion**, or **109.5%**, compared to December 31, 2019.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2020.

	December 31, 2020
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$63,277	$221,328	$493,171	$777,776
Residential Real Estate	16,386	23,832	340,273	380,491
Commercial*	93,338	232,428	70,876	396,642
Construction and Development	37,205	30,165	32,513	99,883
Consumer and Other	5,619	3,855	2,214	11,688
Total loans	$215,825	$511,608	$939,047	$1,666,480
Amounts with fixed rates	$110,152	$473,839	$910,452	$1,494,443
Amounts with floating rates	$105,673	$37,769	$28,595	$172,037
*Includes Paycheck Protection Program (PPP) loans.

Criticized Assets
($ in thousands)
$10,906
$547
$542
Non-Classified
$3,474
$2,978
$15,590
$12,273
$12,791
Classified
$4,707
$3,964
4Q 2019
1Q 2020
2Q 2020
3Q 2020
4Q 2020

Nonperforming Loans
($ in thousands)
$10,434
Total NPL
$9,917
$6,172
$4,479
$2,646
Total NPL Ratio*
0.33%
0.33%
0.39%
0.62%
0.63%
4Q 2019
1Q 2020
2Q 2020
3Q 2020
4Q 2020
* NPL percent of Gross Loans (ex. PPP Loans)

Net Charge-Offs
($ in thousands)
$0
$0
$99
$179
$28
0.01%
0.01%
NCO
4Q 2019
1Q 2020
2Q 2020
3Q 2020
4Q 2020

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans that are 90 days or greater past due and accruing as of December 31, 2020.

We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $1.0 million. We also engage in annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $10.4 and $2.3 million as of December 31, 2020 and 2019, or 0.51% and 0.22% of total assets, respectively. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, such as COVID-19, which was a primary factor in the recent increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Nonaccrual Loans
Commercial real estate	$—	$—
Residential real estate	—	483
Commercial	9,127	1,797
Construction and development	—	—
Consumer and other loans	1,307	—
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$10,434	$2,280
Other real estate owned	—	—
Total nonperforming assets	$10,434	$2,280
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$298	$367
Ratio of nonperforming loans to total loans	0.63%	0.33%
Ratio of nonperforming assets to total assets	0.51%	0.22%

Coex Coffee International Inc.

The Company learned on July 15, 2020 that one of its borrowers, Coex Coffee International Inc. (“Coex”), filed a Petition Commencing an Assignment for the Benefit of Creditors in the 11th Judicial Circuit Court in Miami-Dade County, Florida. This state court action is similar to a federal bankruptcy case where the assignee is tasked, under the oversight of a judge, with the repayment of creditors of a troubled entity. The court has appointed Philip Von Kahle as the “Assignee.” Coex was primarily in the business of purchasing and selling green coffee beans. Coex financed its business through various credit facilities from ten financial institutions in an amount totaling $191.9 million. On July 15, 2020, the Company had a total of thirty-one (31) advances to Coex for the purchase of coffee from growers for period of up to 90 days with an aggregate outstanding balance of $12.4 million. However, the Company had a current balance of $8.3 million net of a participation, without recourse, to another financial institution. The loans are collateralized by coffee beans and the proceeds from coffee sales. While at the time of petition, the advances were current, the preliminary records reviewed by the Assignee indicate that certain loan documents, including purchase orders, were fraudulent and that only $1.2 million of the associated value may have been attributed as collateral against the aggregate outstanding balance. In the third quarter of 2020, the Company recorded an impairment of $7.6 million against the Coex loan. The Company continues to vigorously pursue all courses of action available to mitigate potential losses, including a potential insurance claim, in order to recover as much of the current outstanding balance as possible. At this time, the Company is unable to provide any assurances whether these courses of action will ultimately be successful.

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

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $1.0 million, other than residential real estate loans, are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as “substandard” or “special mention” are reviewed quarterly for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded at initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, we will determine the appropriate loan grade. Loans excluded from the review process above are generally classified as “pass” credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the client contacts us for a modification. In these circumstances, the loan is specifically evaluated for potential reclassification to special mention, substandard, doubtful, or even a charged-off status. We use the following definitions for risk ratings:

Pass. A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. The pass category includes the following:

●	Riskless: Loans that are fully secured by liquid, properly margined collateral (listed stock, bonds, or other securities; savings accounts; certificates of deposit; loans or that portion thereof which are guaranteed by the United States Government or agencies backed by the “full faith and credit” thereof; loans secured by properly executed letters of credit from prime financial institutions).
●	High Quality Risk: Loans to recognized national companies and well-seasoned companies that enjoy ready access to capital markets or to a range of financing alternatives. Borrower’s public debt offerings are accorded highest ratings by recognized rating agencies, e.g., Moody’s or Standard & Poor’s. Companies display sound financial conditions and consistent superior income performance. The borrower’s trends and those of the industry to which it belongs are positive.
●	Satisfactory Risk: Loans to borrowers, reasonably well established, that display satisfactory financial conditions, operating results and excellent future potential. Capacity to service debt is amply demonstrated. Current financial strength, while financially adequate, may be deficient in a number of respects. Normal comfort levels are achieved through a closely monitored collateral position and/or the strength of outside guarantors.
●	Moderate Risk: Loans to borrowers who are in non-compliance with periodic reporting requirements of the loan agreement, and any other credit file documentation deficiencies, which do not otherwise affect the borrower’s credit risk profile. This may include borrowers who fail to supply updated financial information that supports the adequacy of the primary source of repayment to service the Bank’s debt and prevents bank management to evaluate the borrower’s current debt service capacity. Existing loans will include those with consistent track records of timely loan payments, no material adverse changes to underlying collateral, and no material adverse changes to guarantor(s) financial capacity, evidenced by public record searches.

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

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial real estate	$775,420	$—	$2,356	$—	$777,776
Residential real estate	380,062	429	—	—	380,491
Commercial	387,403	112	9,127	—	396,642
Construction and development	99,883	—	—	—	99,883
Consumer	10,381	—	1,307	—	11,688
Total	$1,653,149	$541	$12,790	$—	$1,666,480
December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

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

The second component is a general reserve on all loans other than those identified as impaired. General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction and development, residential real estate, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool. The following table analyzes the activity in the allowance over the past two years.

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$6,548	$5,685
Charge-offs
Commercial real estate	—	—
Residential real estate	(207)	—
Commercial	(99)	—
Construction and development	—	—
Consumer and other	—	—
Total Charge-offs	(306)	—
Recoveries
Commercial real estate	—	—
Residential real estate	—	—
Commercial	—	—
Construction and development	—	—
Consumer and other	—	1
Total recoveries	—	1
Net charge-offs (recoveries)	(306)	—
Provision for loan losses	10,017	862
Balance at end of period	$16,259	$6,548
Ratio of net charge-offs to average loans	—%	—%
ALLL as a percentage of loans (excluding PPP loans) at end of period	1.10%	0.83%
ALLL as a multiple of net charge-offs	53.1	N/A
ALLL as a percentage of nonperforming loans	155.8%	287.2%

Our allowance for loan losses was $16.3 million at December 31, 2020 compared to $6.5 million at December 31, 2019, an increase in the allowance of 150.8%. The increase was primarily due to the growth of our loan portfolio, the anticipated decline in worldwide economic activity due to the actual and projected effects of COVID-19, and a specific reserve of $7.6 million on the loan facility for Coex Coffee International. At December 31, 2020, our allowance for loan losses was 1.10% of total loans, net of overdrafts and excluding PPP loans (non-GAAP, see Explanation of Certain Unaudited Non-GAAP Financial Measures) and provided coverage of 155.8% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 0.83% as of December 31, 2019. We believe our allowance at December 31, 2020 was adequate to absorb potential losses inherent in our loan portfolio. As of December 31, 2020, MBI purchase accounting loan marks were $18.8 million.The following table provides an allocation of the allowance for loan losses to specific loan types as of the end of the fiscal year for each of the past two years.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$3,159	19.4%	$1,845	28.2%
Residential real estate	2,177	13.4%	3,115	47.6%
Commercial	10,462	64.3%	1,235	18.9%
Construction and development	388	2.4%	272	4.2%
Consumer and other	73	0.4%	81	1.2%
Total allowance for loan losses	$16,259	100.0%	$6,548	100.0%

At December 31, 2020, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’

judgment) was $13.1 million, of which there were three impaired loans with a recorded investment of $10.4 million on nonaccrual with an allowance $8.3 million and one substandard accruing loan with a recorded investment of $2.4 million with no allowance. At December 31, 2019, the recorded investment in impaired loans was $5.1 million, $1.1 million of which required a specific reserve of $0.6 million. The increase was primarily due to the impairment of the Coex loan in the third quarter of 2020.

Impaired loans also include certain loans that were modified as troubled debt restructurings, or TDRs. At December 31, 2020, we had two loans amounting to $0.3 million that were considered to be TDRs, compared to two loans amounting to $0.4 million at December 31, 2019. We did not allocate any specific reserves to loans that have been modified as TDRs as of December 31, 2020 or 2019.

Deposits

Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We supplement our deposits with wholesale funding sources such as Quickrate and brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of December 31, 2020 and 2019, these wholesale deposits represented 4.3% and 4.6%, respectively, of our total deposits.

Interest-bearing deposits increased $475.3 million, or 67.1%, from December 31, 2019 to December 31, 2020 primarily due to a $317.3 million increase in money market account balances and a $127.2 million increase in certificates of deposit. In order to fund our loan growth, all of our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 105 basis points from 1.73% for the year ended December 31, 2019 to 0.68% for the year ended December 31, 2020. The decrease in average rates paid on interest-bearing deposits was a result of a continued decrease in market rates of interest during the year ended December 31, 2020. As of December 31, 2020, we had approximately $30.1 million in brokered deposits, 1.8% of total deposits, an increase of approximately $7.5 million, or 33.2% from December 31, 2019. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank and through the business combination with MBI. As of December 31, 2020, we had approximately $0.5 million in outstanding brokered deposits that were assumed through the business combination with MBI and are included in the total brokered deposits. These deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	For the Year Ended		For the Year Ended
	December 31, 2020		December 31, 2019
	Average		Average
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
NOW accounts	$54,070	0.35%	$33,329	0.42%
Money market accounts	701,084	0.78%	435,349	1.71%
Savings accounts	15,496	0.55%	8,678	1.35%
Certificates of deposit	218,951	1.52%	103,466	2.27%
Total interest-bearing deposits	989,601	0.91%	580,822	1.73%
Noninterest-bearing deposits	410,357	—%	164,963	—%
Total deposits	$1,399,958	0.65%	$745,785	1.35%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Year Ended		For the Year Ended
	December 31, 2020		December 31, 2019
	Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
NOW accounts	$60,995	3.7%	$39,826	4.5%
Money market accounts	865,625	52.2%	548,366	61.4%
Savings accounts	20,750	1.3%	11,126	1.2%
Certificates of deposit	236,575	14.3%	109,344	12.2%
Total interest-bearing deposits	1,183,945	71.3%	708,662	79.4%
Noninterest-bearing deposits	475,598	28.7%	184,211	20.6%
Total deposits	$1,659,543	100%	$892,873	100%

The following table presents the maturities of our certificates of deposit as of December 31, 2020.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
$100,000 or more	$55,434	$45,229	$61,067	$54,730	$216,460
Less than $100,000	5,422	3,390	6,698	4,605	20,115
Total	$60,856	$48,619	$67,765	$59,335	$236,575

Borrowings

We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.

FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2020, approximately $189.9 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2020, we had $40.0 million in outstanding advances and $109.7 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Amount outstanding at period-end	$40,000	$55,000
Weighted average interest rate at period-end	1.96%	2.10%
Maximum month-end balance during period	$70,000	$55,000
Average balance outstanding during period	58,210	47,301
Weighted average interest rate during period	1.63%	2.30%

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of December 31, 2020.

Loan Participations. The Company reclassified three loans, originally recorded net of participations in March as part of the MBI acquisition in accordance with ASC Topic 860 Transfers and Servicing. As a result, both loans and other borrowings increased by $13.2 million during the fourth quarter due to the reclassification. A review of the original participation documentation revealed that the agreements did not contain certain technical attributes required to qualify for sales treatment. These reclassifications do not impact earnings or capital.

PPPLF Advances. The Company participated in the PPP and processed, closed and funded 1,506 small business loans representing $226.2 million in relief proceeds throughout 2020. The majority of these loans were initially pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Company. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. In addition, the Company paid off approximately $123.6 million in PPPLF advances during the year ended December 31, 2020, and had a balance of $101.4 million remaining as of December 31, 2020. Interest income on loans include PPP loan fees.

Subordinated Debt. On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of MBI at its fair value of $10.3 million. According to the terms of the subordinated note, the principal amount due is $10.0 million with a 7% fixed rate until October 30, 2021 and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on October 30, 2026 and can be redeemed by the Company anytime on or after October 30, 2021. The subordinated debt was fair valued at a premium of $0.5 million and will be amortized over the expected life.

Valley National Line of Credit. On December 19, 2019, the Company entered a $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by all the issued and outstanding shares of capital stock of the Bank, which we have pledged as security. On January 7, 2021 (the “Closing Date”) the Company and Valley National Bank, entered an amendment, among other things, extended the maturity date of the note to March 19, 2021. No other material terms of the note changed. The principal balance outstanding pursuant to the Note on the Closing Date was $0.

Liquidity and Capital Resources

Capital Resources

Shareholders’ equity increased $136.3 million, or 171.8%, to $215.6 million at December 31, 2020 compared to December 31, 2019, primarily due to the acquisition of MBI and the closing of our IPO. Net income resulted in an increase to retained earnings of $8.3 million for the year ended December 31, 2020. Shareholders’ equity decreased $0.4 million for the year ended December 31, 2019 compared to 2018, primarily due to our repurchase of 225,000 shares of Class A Common Stock for an aggregate purchase price of $3.9 million. Net income resulted in an increase to retained earnings of $2.3 million as of December 31, 2019.

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

As of December 31, 2020, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of the dates indicated. The amounts presented exclude the capital conservation buffer.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital ratio
Bank	$95,662	13.6%	$56,091	8.0%	$70,114	10.0%
Company	86,531	12.3%	56,091	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	88,506	12.6%	42,069	6.0%	56,091	8.0%
Company	79,375	11.3%	42,069	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	88,506	8.7%	40,889	4.0%	51,112	5.0%
Company	79,375	7.8%	40,889	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	88,506	12.6%	31,551	4.5%	45,574	6.5%
Company	79,375	11.3%	31,551	4.5%	N/A	N/A

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

At December 31, 2020, we had the ability to generate approximately $313.7 million in additional liquidity through available resources. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. Our portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our portfolio was 3.02 years and 3.50 years at December 31, 2020 and 2019, respectively, and had a net unrealized pre-tax gain of $1.2 million and pre-tax loss of $0.1, respectively, in our available for sale securities portfolio as of those dates.

As we deploy our capital and continue to grow our operations, we maintain cash in our Holding Company for added liquidity. As of December 31, 2020, cash held at the Holding Company was approximately $38.5 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $39.6 million during the year ended December 31, 2020 compared to an average net overnight funds sold position of $25.3 million for the year ended December 31, 2019.

We expect our capital expenditures over the next 12 months to be approximately $0.8 million, which will consist primarily of investments in digital capabilities, technology purchases for our new banking offices, business applications and information technology security needs. We expect that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

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

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2020.

			Due After
		Due after One	Three
	Due in One	Through Three	Through	Due After
(Dollars in thousands)	Year or Less	Years	Five Years	Five Years	Total
FHLB advances	$—	$—	$30,000	$10,000	$40,000
PPPLF advances	—	92,785	8,573	—	101,358
Loan participations	—	11,984	—	1,231	13,215
Certificates of deposit $100,000 or more	161,730	54,151	579	—	216,460
Certificates of deposit less than $100,000	15,510	4,481	124	—	20,115
Operating leases	1,515	2,688	2,212	1,137	7,552
Subordinated debt	—	—	—	10,153	10,153
Total	$178,755	$166,089	$41,488	$22,521	$408,853

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

(Dollars in thousands)	December 31, 2020	December 31, 2019
Unfunded lines of credit	$356,955	$112,838
Commitments to extend credit	40,629	23,052
Letters of credit	13,036	9,168
Total credit extension commitments	$410,620	$145,058

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

Certain Performance Metrics

The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the years ended December 31, 2020 and 2019.

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Return on Average Assets	0.46%	0.26%
Return on Average Equity	4.30%	2.94%
Average Equity to Average Assets	10.64%	8.93%

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

REPRICING GAP

		After One	After Three
		Month	Months		Greater than
December 31, 2020	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$377,045	$111,078	$404,364	$892,487	$752,156	$1,644,643
Securities	16,577	24,451	7,145	48,173	46,887	95,060
Interest-bearing deposits at other financial institutions	191,347	249	—	191,596	—	191,596
Federal funds sold	25,376	—	—	25,376	—	25,376
FHLB & FRB stock	7,991	—	—	7,991	—	7,991
Total interest earning assets	$618,336	$135,778	$411,509	$1,165,623	$799,043	$1,964,666
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$535,111	$42,664	$140,695	$718,470	$704,498	$1,422,968
Time deposits	13,507	47,349	116,384	177,240	59,335	236,575
Total interest-bearing deposits	548,618	90,013	257,079	895,710	763,833	1,659,543
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	40,000	40,000
PPPLF advances	—	—	—	—	101,358	101,358
Loan participations	—	—	—	—	13,215	13,215
Subordinated debt	—	—	—	—	10,153	10,153
Total interest-bearing liabilities	$548,618	$90,013	$257,079	$895,710	$928,559	$1,824,269
Period gap	$69,718	$45,765	$154,430	$269,913	$(129,516)
Cumulative gap	$69,718	$115,483	$269,913	$269,913	$140,397
Ratio of cumulative gap to total earning assets	11.28%	85.05%	65.59%	23.16%	17.57%
Ratio of cumulative gap to cumulative total earning assets	3.55%	5.88%	13.74%	13.74%	7.15%

(1)	Includes loans held for resale
(2)	Includes FRB and FHLB stock, which has been historically redeemable at par.

CASH FLOW GAP

		After One	After Three
		Month	Months		Greater than
December 31, 2020	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$38,765	$60,738	$87,359	$186,862	$1,457,781	$1,644,643
Securities	14,664	2,132	10,118	26,914	68,146	95,060
Interest-bearing deposits at other financial institutions	191,347	249	—	191,596	—	191,596
Federal funds sold	25,376	—	—	25,376	—	25,376
FHLB & FRB stock	—	—	—	—	7,991	7,991
Total interest earning assets	$270,152	$63,119	$97,477	$430,748	$1,533,918	$1,964,666
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$34,971	$69,940	$263,440	$368,351	$1,054,617	$1,422,968
Time deposits	13,507	47,349	116,384	177,240	59,335	236,575
Total interest-bearing deposits	48,478	117,289	379,824	545,591	1,113,952	1,659,543
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	40,000	40,000
PPPLF advances	—	—	—	—	101,358	101,358
Loan participations	—	—	—	—	13,215	13,215
Subordinated debt	—	—	—	—	10,153	10,153
Total interest-bearing liabilities	$48,478	$117,289	$379,824	$545,591	$1,278,678	$1,824,269
Period gap	$221,674	$(54,170)	$(282,347)	$(114,843)	$255,240
Cumulative gap	$221,674	$167,504	$(114,843)	$(114,843)	$140,397
Ratio of cumulative gap to total earning assets	82.06%	265.38%	(117.82)%	(26.66)%	9.15%

(1)	Includes loans held for sale
(2)	Includes FRB and FHLB stock, which has been historically redeemable at par.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of December 31, 2020, 2019 and 2018.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
December 31, 2020	(3.1)%	(2.4)%	(1.2)%	(0.2)%	N/A	1.5%	3.5%	5.5%	7.3%
December 31, 2019	(9.9)%	(6.6)%	(4.7)%	(1.6)%	N/A	0.6%	0.8%	1.0%	1.2%
December 31, 2018	(11.8)%	(8.2)%	(5.6)%	(4.3)%	N/A	3.6%	7.0%	10.5%	13.9%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
December 31, 2020	(4.3)%	(3.6)%	(2.6)%	(1.8)%	N/A	5.8%	12.0%	17.9%	23.6%
December 31, 2019	(16.1)%	(12.0)%	(7.7)%	(2.7)%	N/A	1.3%	2.3%	3.1%	3.7%
December 31, 2018	(18.4)%	(13.7)%	(10.2)%	(6.2)%	N/A	5.0%	9.8%	14.7%	19.6%

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

The following table illustrates the results of our EVE analysis as of December 31, 2020, 2019 and 2018.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
December 31, 2020	0.8%	1.5%	2.6%	2.5%	N/A	(2.5)%	(5.1)%	(8.1)%	(11.3)%
December 31, 2019	(5.3)%	(0.4)%	0.7%	0.6%	N/A	(3.7)%	(8.2)%	(13.2)%	(19.0)%
December 31, 2018	(4.2)%	(0.7)%	1.8%	(0.5)%	N/A	(2.6)%	(5.0)%	(7.2)%	(9.7)%

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

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

Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, and loans held for sale. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles and goodwill, is a complicated process involving significant judgement regarding methods and assumptions used to calculate the estimated fair values. As of December 31, 2020, MBI purchase accounting loan marks were $18.8 million.

Recent Accounting Pronouncements

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on our financial statements. Please also refer to the Notes to our consolidated financial statements included in this annual report for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on our results of operations and financial condition.

ASU 2016-13, Financial Instruments — Credit Losses (Topic 326)

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

ASU 2019-12, Income Taxes (Topic 740)

In December 2019, FASB issued guidance which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

ASU 2020-04, Reference Rate Reform (Topic 848)

In March 2020, FASB issued guidance which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the London Interbank Offered Rate ("LIBOR") likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to guide the Company’s transition from LIBOR and has begun efforts to transition to alternative rates consistent with industry timelines. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer new rates.

FIL-36-2020, Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, which was subsequently clarified and revised by an interagency statement issued on April 7, 2020. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the COVID-19 pandemic. The guidance explains that the staffs of the FASB and the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020 and has subsequently been amended several times. Section 4013 of the CARES Act also addressed COVID-19 pandemic related modifications and specified that COVID-19 pandemic related modifications on loans that were current as of December 31, 2019 are not TDRs. Modifications were executed in the second and third quarters of 2020. The majority of the loan modifications we made for customers involved three to six month forbearance payments which were added to the end of the note.

During the year ended December 31, 2020, the Company approved $199.8 million in payment relief modifications that were granted under the CARES Act guidance associated with the treatment of TDRs. Since the inception of the CARES Act, $187.8 million of these loans either have been reinstated to their original payment terms or have been paid off. As of December 31, 2020, there were 13 loans measured with a fair value of $11.1 million, that remain under the exemption from TDR classification as provided for in the CARES Act. To manage credit risk, the Company increased oversight and analysis of loans to borrowers in vulnerable industries, such as hotels and hospitality. As of December 31, 2020, these loans have a balance of $54.3 million. For the year ended December 31, 2020, $30.6 million of these loans were provided payment relief consistent with Section 4013 of the CARES Act and the interagency guidelines published on March 13, 2020, and as of December 31, 2020, $28.3 million has been reinstated and returned to normal payment schedules, with one deferred loan remaining in this group.

Explanation of Certain unaudited non-GAAP Financial Measures

This Annual Report on Form 10-K contains financial information determined by methods other than United States GAAP, including adjusted net income and adjusted net income per share, which we refer to “non-GAAP financial measures.” The table below provides a reconciliation between these non-GAAP measures and net income and net income per share, which are the most comparable GAAP measures.

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

Reconciliation of non-GAAP Financial Measures

Reconciliation of non-GAAP Earnings and Adjusted Earnings

	Year Ended
	December 31,
(Dollar amounts in thousands, except per share data)	2020	2019
Net interest income (GAAP)	$60,053	$28,043
Total non-interest income	4,306	2,808
Total non-interest expense	43,620	26,997
Pre-tax pre-provision earnings (non-GAAP)	$20,739	$3,854
Total adjustments to non-interest expense	(3,328)	—
Adjusted pre-tax pre-provision earnings (non-GAAP)	$24,067	$3,854
Adjusted return on average assets (non-GAAP)
Annualized pre-tax pre-provision ROAA (non-GAAP)	1.14%	0.43%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	1.33%	0.43%

Reconciliation of non-GAAP Allowance for Loan Loss

	December 31,
	2020	2019
Total Loans (GAAP)	$1,666,480	$792,467
Less PPP loans	$189,977	$-
Total loans held for investment (non-GAAP)	$1,476,503	$792,467
Allowance for Loan Loss	$16,259	$6,548
Allowance for Loan Loss as a % of Total Loans (GAAP)	0.98%	0.83%
Allowance for Loan Loss as a % of total loans held for investment (non-GAAP)	1.10%	0.83%

Item 7a Quantitative and Qualitative Disclosures About Market Risk

See Item 7, page 36.

70

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Professional Holding Corp.
Coral Gables, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Holding Corp. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia

March 26, 2021

PROFESSIONAL HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$62,305	$21,408
Interest-bearing deposits	129,291	150,572
Federal funds sold	25,376	26,970
Cash and cash equivalents	216,972	198,950
Securities available for sale, at fair value	87,508	28,441
Securities held to maturity (fair value December 31, 2020 – $1,561, December 31, 2019 – $224)	1,547	214
Equity securities	6,005	971
Loans, net of allowance of $16,259 and $6,548 as of December 31, 2020, and December 31, 2019, respectively	1,644,643	785,167
Federal Home Loan Bank stock, at cost	3,229	2,994
Federal Reserve Bank stock, at cost	4,762	2,074
Accrued interest receivable	6,666	2,498
Premises and equipment, net	4,370	4,307
Bank owned life insurance	37,360	16,858
Goodwill	24,621	—
Core deposit intangibles	1,422	—
Other assets	18,165	10,667
	$2,057,270	$1,053,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$475,598	$184,211
Demand – interest bearing	947,370	599,318
Time deposits	236,575	109,344
Total deposits	1,659,543	892,873
Federal Home Loan Bank advances	40,000	55,000
Subordinated debt	10,153	—
Official checks	4,447	6,191
Line of credit	—	9,999
Other borrowings	114,573	—
Accrued interest and other liabilities	12,989	9,776
Total liabilities	1,841,705	973,839
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 14,100,760 and outstanding 13,534,829 shares as of December 31, 2020, and authorized 50,000,000 shares, issued 5,360,262 and outstanding 5,115,262 shares at December 31, 2019	141	53
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at December 31, 2020, and 752,184 shares issued and outstanding at December 31, 2019	—	7
Treasury stock, at cost	(9,209)	(4,155)
Additional paid-in capital	208,995	77,019
Retained earnings	14,756	6,451
Accumulated other comprehensive income (loss)	882	(73)
Total stockholders’ equity	215,565	79,302
	$2,057,270	$1,053,141

See accompanying notes.

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended December 31, 2020 and 2019

(Dollar amounts in thousands, except share data)

	Year Ended December 31,
	2020	2019
Interest income
Loans, including fees	$66,296	$36,021
Taxable securities	1,477	675
Dividend income on restricted stock	414	252
Other	912	2,262
Total interest income	69,099	39,210

Interest expense
Deposits	6,777	10,072
Federal Home Loan Bank advances	964	1,089
Other borrowings	1,305	6
Total interest expense	9,046	11,167

Net interest income	60,053	28,043
Provision for loan losses	10,017	862
Net interest income after provision for loan losses	50,036	27,181

Non-interest income
Service charges on deposit accounts	1,196	273
Income from Bank owned life insurance	502	409
Gain on sale and call of securities	37	8
SBA origination fees	114	79
SWAP referral fees	1,026	922
Loans Held for Sale	808	303
Other	623	814
Total non-interest income	4,306	2,808

Non-interest expense
Salaries and employee benefits	25,579	18,521
Occupancy and equipment	4,292	2,567
Data processing	1,276	498
Marketing	545	410
Professional fees	2,373	1,253
Acquisition expenses	3,328	—
Regulatory assessments	1,112	600
Other	5,115	3,148
Total non-interest expense	43,620	26,997

Income before income taxes	10,722	2,992
Income tax provision	2,417	656
Net income	8,305	2,336

Earnings per share:
Basic	$0.69	$0.40
Diluted	$0.67	$0.40

Other comprehensive income:
Unrealized holding gain on securities available for sale	1,265	412
Tax effect	(310)	(104)
Other comprehensive gain, net of tax	955	308
Comprehensive income	$9,260	$2,644

See accompanying notes.

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

(Dollar amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2019	5,923,884	$59	$(220)	$76,152	$4,115	$(425)	$79,681
Issuance of common stock, net of issuance cost	59,997	1	—	672	—	—	673
Employee stock purchase plan	6,666	—	—	115	—	—	115
Stock based compensation	101,899	—	—	80	—	—	80
Treasury stock	(225,000)	—	(3,935)	—	—	—	(3,935)
Net income	—	—	—	—	2,336	—	2,336
Other comprehensive income	—	—	—	—	—	352	352
Balance at December 31, 2019	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302

Balance at January 1, 2020	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302
Issuance of common stock, net of issuance cost	3,717,328	39	—	60,928	—	—	60,967
Marquis Bancorp (MBI) acquisition	4,227,816	42	—	69,993	—	—	70,035
Employee stock purchase plan	7,194	—	—	106	—	—	106
Stock based compensation	35,976	—	—	959	—	—	959
Treasury stock	(320,931)	—	(5,054)	(10)	—	—	(5,064)
Net income	—	—	—	—	8,305	—	8,305
Other comprehensive income	—	—	—	—	—	955	955
Balance at December 31, 2020	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565

See accompanying notes.

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

(Dollar amounts in thousands, except share data)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$8,305	$2,336
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	10,017	862
Deferred income tax benefit	(1,898)	(230)
Depreciation and amortization	1,341	1,369
Gain on sale of securities	(4)	(3)
Gain on call of securities	(33)	(5)
Equity unrealized change in market value	(34)	(29)
Net amortization of securities	3,331	546
Net amortization of deferred loan fees	(4,358)	455
Employee stock purchase plan	106	115
Stock compensation	959	80
Income from bank owned life insurance	(502)	(409)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,643)	(519)
Other assets	3,454	(478)
Official checks, accrued interest, interest payable and other liabilities	(3,416)	2,280
Net cash provided by operating activities	14,625	6,370

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	17,651	5,306
Proceeds from calls of securities available for sale	9,132	500
Proceeds from paydowns of securities held to maturity	122	44
Purchase of securities available for sale	(62,795)	(19,227)
Proceeds from sale of securities available for sale	1,735	4,501
Purchase of equity securities	(5,000)	—
Loans originations, net of principal repayments	(347,601)	(185,004)
Proceeds from sale of loans	10,985	—
Purchase of Federal Reserve Bank stock	(2,688)	(602)
Purchase of Federal Home Loan Bank Stock	(235)	(802)
Purchase of company owned life insurance	(20,000)	(8,000)
Purchases of premises and equipment	(591)	(2,327)
Proceeds from acquisition	26,860	—
Net cash used in investing activities	(372,425)	(205,611)

Cash flows from financing activities
Net increase in deposits	268,560	289,571
Proceeds from issuance of stock, net of issuance costs	60,967	673
Purchase of treasury stock	(5,064)	(3,935)
Proceeds from Federal Home Loan Bank advances	10,000	30,000
Repayments of Federal Home Loan advances	(50,000)	(15,000)
Proceeds from line of credit	—	9,999
Repayment of line of credit	(9,999)	—
Proceeds from PPPLF advances	225,004	—
Repayments of PPPLF advances	(123,646)	—
Net cash provided by financing activities	375,822	311,308

Increase in cash and cash equivalents	18,022	112,067

Cash and cash equivalents at beginning of period	198,950	86,883

Cash and cash equivalents at end of period	$216,972	$198,950

Supplemental cash flow information:
Cash paid during the period for interest	$10,556	$11,130
Cash paid during the period for taxes	3,018	1,017

Supplemental noncash disclosures:
Recognition of participation loans as secured borrowings	$13,215	$—
Lease liabilities arising from obtaining right of use assets	$2,027	$5,673
Total assets acquired	583,797	—
Total liabilities assumed	538,383	—

See accompanying notes.

PROFESSIONAL HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

(Tables in thousands, except share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization and corporate reorganization: Professional Holding Corp. (the Corporation and/or the Company) is a financial holding company headquartered in Coral Gables, Florida, with one wholly owned subsidiary, Professional Bank, a Florida-chartered commercial bank (the Bank). Professional Holding Corp. was formed on January 14, 2014 and became the sole shareholder of the Bank on July 1, 2014 through the consummation of a statutory share exchange with the Bank’s then current shareholders whereby holders of the Bank’s common stock were exchanged for an equal number of shares of the Company’s Class A Voting Common Stock, par value $0.01 per share. On March 26, 2020, the Company closed its acquisition of Marquis Bancorp. (MBI) and its wholly owned subsidiary, Marquis Bank, headquartered in Coral Gables, Florida. Each share of MBI common stock issued and outstanding immediately prior to closing was converted into 1.2048 shares of the Company’s Class A common stock, with cash paid in lieu of fractional shares. The Company’s assets consist of cash and business activity as of December 31, 2020 and 2019 pertaining to the investment in the Bank.

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

Concentration risks: Most of the Company’s business activity is with customers located in South Florida. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of Miami-Dade, Broward and Palm Beach counties.

A summary of the Company’s significant accounting policies is as follows:

Use of estimates: In preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The outbreak of the coronavirus COVID-19 pandemic, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in world financial markets. The economic effects of the coronavirus COVID-19 pandemic have significantly impacted business and economic activity in the United States and around the world. There have been full and partial business closures, increases in unemployment as workers are furloughed, laid off, or had hours limited.

The coronavirus COVID-19 pandemic is an unprecedented event that has created high levels of uncertainty. We are hopeful that the CARES Act and derivative programs will continue to be a stabilizing force for 2021 and beyond, and we are vigilantly monitoring global events and actions being taken by various Federal and State Agencies. We have maintained interim periodic communications with our regulators and have not experienced any material deposit outflows to date and frequently communicate with our credit clients. Given the fluidity of the situation, management cannot predict the long-term impact of COVID-19 pandemic for 2021 or beyond.

Cash Flows: For purposes of the statement of cash flows, cash and cash equivalents include cash, due from bank, interest-earning deposits, and federal funds sold, all of which had origination maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and repurchase agreements.

Banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements at December 31, 2020 was $0, and at December 31, 2019 was $14.9 million, respectively.

Securities: Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available-for-sale securities consist of securities not classified as trading securities nor as held-to maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity or call date as applicable pursuant ot ASU 2017-08. There were no investment securities classified as trading as of December 31, 2020 and 2019.

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

The Company has divided the loan portfolio into five portfolio segments and classes, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with polices set forth and approved by the Company’s Board of Directors. The portfolio segments and class are the same and are identified by the Company as follows:

Commercial real estate: Commercial real estate loans consist of loans to finance real estate purchases, refinancing’s, expansions and improvements to commercial properties. These loans are secured by first liens on office buildings, apartments, farms, retail and mixed-use properties, churches, warehouses and restaurants located within the market area. Additionally, in response to the COVID-19 pandemic, the Company has granted loans to qualified businesses under the Paycheck Protection Program. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows. Commercial real estate loans are usually larger than residential loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than that of residential real estate loans.

Residential real estate: The Company originates mostly adjustable-rate mortgage loans for the purchase or refinance of residential properties. These loans are collateralized by first or second mortgages on owner-occupied, second homes or investment residential properties located in the Company’s market area. The Company’s underwriting analysis includes repayment capacity and source, value of the underlying property and credit history stability.

Commercial: Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing commercial loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through our underwriting standards.

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

Consumer and other: Consumer loans mainly consist of variable-rate and fixed-rate personal loans and lines of credit and installment loans. Most of the Company’s consumer loans share approximately the same level of risk as residential mortgages.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for each class of loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Federal Reserve Bank stock (FRB): The Company is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value.

Federal Home Loan Bank stock (FHLB): The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value.

Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. As of December 31, 2020 and 2019, there were no foreclosed assets.

Premises and equipment: Leasehold improvements, computer hardware and software, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of each type of asset or the length of time the Company expects to lease the property.

Company-owned life insurance: Company-owned life insurance is recorded at the estimated amount that can be realized under the insurance contract at the consolidated balance sheet date, which is the cash surrender value adjusted for other changes or amounts that are probable at settlement.

Transfer of financial assets: Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the

Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-balance sheet financial instruments: In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of unused lines of credit, commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Share-based compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

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

Adoption of new accounting pronouncements:

FIL-36-2020: On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, which was subsequently clarified and revised by an interagency statement issued on April 7, 2020. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the COVID-19 pandemic. The guidance explains that the staffs of the FASB and the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020 and has subsequently been amended several times. Section 4013 of the CARES Act also addressed COVID-19 pandemic related modifications and specified that COVID-19 pandemic related modifications on loans that were current as of December 31, 2019 are not TDRs. Modifications were executed in the second and third quarters of 2020. The majority of the loan modifications we made for customers involved three to six month forbearance payments which were added to the end of the note.

During the year ended December 31, 2020, the Company approved $199.8 million in payment relief modifications that were granted under the CARES Act guidance associated with the treatment of TDRs. Since the inception of the CARES Act, $187.8 million of these loans either have been reinstated to their original payment terms or have been paid off. As of December 31, 2020, there were 13 loans measured with a fair value of $11.1 million, that remain under the exemption from TDR classification as provided for in the CARES Act. To manage credit risk, the Company increased oversight and analysis of loans to borrowers in vulnerable industries, such as hotels and hospitality. As of December 31, 2020, these loans have a balance of $54.3 million. For the year ended December 31, 2020, $30.6 million of these loans were provided payment relief consistent with Section 4013 of the CARES Act and the interagency guidelines published on March 13, 2020, and as of December 31, 2020, $28.3 million has been reinstated and returned to normal payment schedules, with one deferred loan remaining in this group.

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

ASU 2019-12: In December 2019, FASB released ASU 2019-12 - Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

ASU 2020-04: In March 2020, FASB released ASU 2020-04 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the London Interbank Offered Rate ("LIBOR") likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to guide the Company’s transition from LIBOR and has begun efforts to transition to alternative rates consistent with industry timelines. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer new rates.

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

	Year Ended December 31,
	2020	2019
Basic earnings per share:
Net Income	$8,305	$2,336
Total weighted average common stock outstanding	12,042,477	5,850,816
Net income per share	$0.69	$0.40
Diluted earnings per share:
Net Income	$8,305	$2,336
Total weighted average common stock outstanding	12,042,477	5,850,816
Add: Dilutive effect of employee stock options	390,040	37,793
Total weighted average diluted stock outstanding	12,432,517	5,888,609
Net income per share	$0.67	$0.40

For the year ended December 31, 2020, there were 442,838 stock options that were anti-dilutive. For the year ended December 31, 2019, there were no stock options that were anti-dilutive.

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
Available-for-sale
Small Business Administration loan pools	$30,678	$77	$(199)	$30,556
Mortgage-backed securities	28,514	438	(30)	28,922
United States agency obligations	3,000	122	-	3,122
Community Development District bonds	20,582	717	-	21,299
Municipals	1,064	35	-	1,099
Corporate bonds	2,501	9	-	2,510
Total available-for-sale	$86,339	$1,398	$(229)	$87,508

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held-to-Maturity
Mortgage-backed securities	$345	$14	$—	$359
United States Treasury	202	—	—	202
Foreign Bonds	1,000	—	—	1,000
Total Held-to-Maturity	$1,547	$14	$—	$1,561

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale
Small Business Administration loan pools	$17,303	$19	$(139)	$17,183
Mortgage-backed securities	5,237	—	(52)	5,185
United States agency obligations	4,000	70	—	4,070
Corporate bonds	2,000	3	—	2,003
Total available-for-sale	$28,540	$92	$(191)	$28,441

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity
Mortgage-backed securities	$214	$10	$—	$224
Total Held-to-Maturity	$214	$10	$—	$224

As of December 31, 2020 and 2019, Corporate bonds are comprised primarily of investments in the financial services industry. During the year ended December 31, 2020 the net investment portfolio increased by $65.5 million as a result of purchases and acquisitions. Proceeds from the sales of securities during the year ended December 31, 2020 were $1.7 million, with gross realized gains of $4 thousand. Proceeds from the calls of securities during the year ended December 31, 2020 were $9.1 million, with gross realized gains of $33 thousand. Proceeds from the sales and calls of securities during the year ended December 31, 2019 were $4.5 million and $0.5 million, respectively. Securities pledged as of December 31, 2020 and December 31, 2019 were $12.5 million and $14.9 million, respectively.

The scheduled maturities of securities as of December 31, 2020 are as follows. The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2020
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$1,001	$1,001
Due after one year through five years	24,900	25,736
Due after five years through ten years	931	969
Due after ten years	315	324
Subtotal	$27,147	$28,030

Small Business Administration loan pools	$30,678	$30,556
Mortgage-backed securities	28,514	28,922
Total available-for-sale	$86,339	$87,508

Held-to-maturity
Due in one year or less	$1,202	$1,202
Due after one year through five years	—	—
Subtotal	$1,202	$1,202

Mortgage-backed securities	$345	$359
Total held-to-maturity	$1,547	$1,561

At December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the United States Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding at December 31, 2020 and 2019, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
Available-for-sale
Small Business Administration loan pools	$18,849	$(133)	$8,945	$(66)	$27,794	$(199)
Mortgage-backed securities	5,839	—	2,510	(30)	8,349	(30)
United States agency obligations	227	—	—	—	227	—
Community Development District bonds	—	—	—	—	—	—
Municipals	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale	$24,915	$(133)	$11,455	$(96)	$36,370	$(229)

December 31, 2019
Available-for-sale
SBA loan pools	$9,984	$(63)	$4,035	$(76)	$14,019	$(139)
Mortgage-backed	1,914	(24)	2,541	(28)	4,455	(52)
United States agency obligations	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale	$11,898	$(87)	$6,576	$(104)	$18,474	$(191)

The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since SBA loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not have any securities in an OTTI position. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2020. No credit losses were recognized in operations during the years ended December 31, 2020 and 2019.

NOTE 4 — LOANS

Loans at December 31, 2020 and 2019 were as follows:

	2020	2019
Commercial real estate	$777,776	$270,981
Residential real estate	380,491	342,257
Commercial	396,642	129,477
Construction and land development	99,883	41,465
Consumer and other	11,688	8,287
	1,666,480	792,467
Less –
Unearned loan origination (fees) costs, net	(5,578)	(752)
Allowance for loan losses	(16,259)	(6,548)
	$1,644,643	$785,167

The recorded investment in loans excludes accrued interest receivable due to immateriality.

There are no loans over 90 days past due and accruing as of December 31, 2020 and 2019.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 and 2019 by class of loans:

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2020
Commercial real estate	$—	$—	$—	$—	$—	$777,776	$777,776
Residential real estate	1,303	—	—	—	1,303	379,188	380,491
Commercial	278	—	—	9,127	9,405	387,237	396,642
Construction and land development	—	—	—	—	—	99,883	99,883
Consumer and other	—	—	—	1,307	1,307	10,381	11,688
Total	$1,581	$—	$—	$10,434	$12,015	$1,654,465	$1,666,480

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2019
Commercial real estate	$—	$2,428	$—	$—	$2,428	$268,553	$270,981
Residential real estate	304	—	—	483	787	341,470	342,257
Commercial	—	134	—	1,797	1,931	127,546	129,477
Construction and land development	—	—	—	—	—	41,465	41,465
Consumer and other	—	—	—	—	—	8,287	8,287
Total	$304	$2,562	$—	$2,280	$5,146	$787,321	$792,467

At December 31, 2020, there were six impaired loans with both unpaid principal balance and recorded investments totaling $13.1 million, of which there were three impaired loans with a recorded investment of $10.4 million on nonaccrual with an allowance of $8.3 million and one substandard accruing loan with a recorded investment of $2.4 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during 2020 was $2.2 million. The residential real estate loans had $12.7 thousand of interest income recognized during the year ended December 31, 2020, which was equal to the cash basis interest income.

At December 31, 2019, there were five impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’s judgment) with recorded investments totaling $4.0 million with no allowance. The bank had three loans totaling $2.3 million on nonaccrual as of December 31, 2019. At December 31, 2019, there was one commercial loan impaired with a recorded investment of $1.1 million with a $626 thousand allowance. The average net investment on the impaired residential real estate and commercial loans during 2019 was $846 thousand. The residential real estate loans had $17 thousand of interest income recognized during the year ended December 31, 2019, which was equal to cash basis interest income.

Troubled Debt Restructurings:

The principal carrying balances of loans that met the criteria for consideration as a troubled debt restructuring were $0.3 million and $0.4 million as of December 31, 2020 and December 31, 2019, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2020 and December 31, 2019. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.

There were no loans modified as troubled debt restructurings during the period ending December 31, 2020 or December 31, 2019.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $0.5 million are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as substandard or special mention are reviewed quarterly by the Company for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded upon initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

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

Pass: A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. The pass category includes the following:

Riskless: Loans that are fully secured by liquid, properly margined collateral (listed stock, bonds, or other securities; savings accounts; certificates of deposit; loans or that portion thereof which are guaranteed by the United States Government or agencies backed by the “full faith and credit” thereof; loans secured by properly executed letters of credit from prime financial institutions).

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial real estate	$775,420	$—	$2,356	$—	$777,776
Residential real estate	380,062	429	—	—	380,491
Commercial	387,403	112	9,127	—	396,642
Construction and land development	99,883	—	—	—	99,883
Consumer	10,381	—	1,307	—	11,688
Total	$1,653,149	$541	$12,790	$—	$1,666,480

December 31, 2019
Commercial real estate	$266,346	$2,207	$2,428	$—	$270,981
Residential real estate	341,819	438	—	—	342,257
Commercial	126,851	829	1,797	—	129,477
Construction and land development	41,465	—	—	—	41,465
Consumer	8,287	—	—	—	8,287
Total	$784,768	$3,474	$4,225	$—	$792,467

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	December 31, 2020
Commercial real estate	$—
Residential real estate	405
Commercial	746
Construction and development	3,732
Consumer and other loans	—
Carrying amount	$4,883

Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	2020
Balance at January 1	$—
New loans purchased	(545)
Adjustment of income	(85)
Reclassifications from nonaccretable difference	—
Disposals	—
Balance at December 31	$(630)

For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded through the year ended December 31, 2020.

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

(Dollars in thousands)	March 26, 2020
Contractually required principal and interest by loan type
Commercial real estate	$427
Residential real estate	604
Commercial	2,176
Construction and development	5,614
Consumer and other loans	-
Total	$8,821
Contractual cash flows not expected to be collected (nonaccretable discount)
Commercial real estate	$80
Residential real estate	138
Commercial	1,123
Construction and development	2,297
Consumer and other loans	-
Total	$3,638

Expected cash flows	$5,183
Interest component of expected cash flows (accretable discount)	(545)
Fair value of PCI loans accounted for under ASC 310-30	$4,638

Non-Performing Assets

The Company learned on July 15, 2020 that one of its borrowers, Coex Coffee International Inc. (“Coex”), filed a Petition Commencing an Assignment for the Benefit of Creditors in the 11th Judicial Circuit Court in Miami-Dade County, Florida. This state court action is similar to a federal bankruptcy case where the assignee is tasked, under the oversight of a judge, with the repayment of creditors of a troubled entity. Coex was primarily in the business of purchasing and selling green coffee beans and financed its business through various credit facilities from ten financial institutions in an amount totaling $191.9 million. On July 15, 2020, the Company had a total of thirty-one (31) advances to Coex for the purchase of coffee from growers for period of up to 90 days with an aggregate outstanding balance of $12.4 million. However, the Company had a current balance of $8.3 million net of a participation, without recourse, to another financial institution. The loans are collateralized by coffee beans and the proceeds from coffee sales. While at the time of petition, the advances were current, the preliminary records reviewed by the Assignee indicate that certain loan documents, including purchase orders, were fraudulent and that only $1.2 million of the associated value may have been attributed as collateral against the aggregate outstanding balance. In the third quarter of 2020, the Company recorded an impairment of $7.6 million against the Coex loan. The Company continues to vigorously pursue all courses of action available to mitigate potential losses, including a potential insurance claim, in order to recover as much of the current outstanding balance as possible. At this time, the Company is unable to provide any assurances whether these courses of action will ultimately be successful.

Paycheck Protection Program (PPP)

The Company has participated in the PPP offered through the United States Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. The Company processed, closed and funded 1,506 small business loans representing $226.2 million in relief proceeds throughout 2020. The majority of these loans were intially pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Company. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. In addition, the Company paid off approximately $123.6 million in PPPLF advances during the year ended

December 31, 2020, and had a balance of $101.4 million remaining as of December 31, 2020. Interest income on loans include PPP loan fees. PPP loan fees recognized during the year ended December 31, 2020 was $2.5 million.

Debt Service Relief Requests Related to COVID-19

As of December 31, 2020, the Company has reviewed and processed numerous debt service relief requests in accordance with Section 4013 of the CARES Act and interagency guidelines published by federal banking regulators on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered TDRs. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months.

Further, during the year ended December 31, 2020, the Company has approved $199.8 million in payment relief modifications that were granted under the Cares Act guidance associated with the treatment of TDRs. Since the inception of the CARES Act, $187.8 million of these loans either have been reinstated to their original payment terms or have been paid off. As of December 31, 2020, there remained 13 loans measured with a fair value of $11.1 million, that remain under the exemption from TDR classification as provided for in the CARES Act.

To manage credit risk, after the outbreak of the COVID-19 pandemic, the Company increased oversight and analysis of loans to borrowers in vulnerable industries such as hotels and hospitality. As of December 31, 2020, these loans have a balance of $54.3 million. For the year ended December 31, 2020, $30.6 million of these loans where provided payment relief consistent with Section 4013 of the CARES Act and the interagency guidelines published on March 13, 2020, and as of December 31, 2020, $28.3 million has been reinstated and returned to normal payment schedules, with one deferred loan remaining in this group.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the years ended December 31, 2020 and 2019:

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
December 31, 2020
Allowance for loan losses:
Beginning balance	$1,845	$3,115	$1,235	$272	$81	$6,548
Provision for loan losses	1,314	(731)	9,326	116	(8)	10,017
Loans charged-off	-	(207)	(99)	-	-	(306)
Recoveries	-	-	-	-	-	-
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$1,435	$1,822	$2,106	$262	$60	$5,685
Provision for loan losses	410	1,293	(871)	10	20	862
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	1	1
Total ending allowance balance	$1,845	$3,115	$1,235	$272	$81	$6,548

				Construction
	Commercial	Residential		and Land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$8,309	$—	$—	$8,309
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	3,159	2,177	2,153	388	73	7,950
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

Loans:
Loans individually evaluated for impairment	$2,356	$298	$9,127	$—	$1,307	$13,088
Loans collectively evaluated for impairment	775,420	380,193	387,515	99,883	10,381	1,653,392
Total ending loans balance	$777,776	$380,491	$396,642	$99,883	$11,688	$1,666,480

December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$626	$—	$—	$626
Collectively evaluated for impairment	1,845	3,115	609	272	81	5,922
Total ending allowance balance	$1,845	$3,115	$1,235	$272	$81	$6,548

Loans:
Loans individually evaluated for impairment	$2,428	$483	$1,797	$—	$—	$4,708
Loans collectively evaluated for impairment	268,553	341,774	127,680	41,465	8,287	787,759
Total ending loans balance	$270,981	$342,257	$129,477	$41,465	$8,287	$792,467

NOTE 6 — PREMISES AND EQUIPMENT

Company premises and equipment, net at December 31, 2020 and 2019 are comprised of the following:

	2020	2019
Furniture, fixture and equipment	$1,694	$1,124
Computer, hardware and software	2,260	1,639
Leasehold improvements	3,537	3,310
Corporate Branding	118	118
	7,609	6,191
Accumulated depreciation and amortization	(3,239)	(1,884)
	$4,370	$4,307

Depreciation and amortization expense was $1.3 million and $1.4 million in 2020 and 2019, respectively.

NOTE 7 — TIME DEPOSITS

Time deposits exceeding $250 thousand were approximately $154.0 million and $62.7 million at December 31, 2020 and 2019, respectively.

Scheduled maturities of time deposits at December 31, 2020 are as follows:

Year ending December 31	Amount
2021	$177,241
2022	56,978
2023	1,653
2024	703
2025	—
$236,575

NOTE 8 — BORROWINGS

Federal Home Loan Bank Advances

At December 31, 2020 and 2019, advances from the Federal Home Loan Bank were as follows:

	2020	2019
Maturities of 2020 through 2030, fixed rate at rates from 0.81% to 1.42%, averaging 1.12%	$10,000	$5,000
Maturities of 2019 through 2024, floating rate at rates from 1.86% to 2.46%, averaging 2.24%	30,000	50,000
	$40,000	$55,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $189.9 million and $125.1 million of first mortgage loans under a blanket lien arrangement at December 31, 2020 and 2019, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $109.7 million at December 31, 2020.

Payments over the next five years are as follows:

2021	$—
2022	—
2023	—
2024	30,000
2025	—

Federal Reserve Bank of Atlanta.

The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of December 31, 2020.

Loan Participations

The Company reclassified three loans, originally recorded net of participations in March as part of the MBI acquisition in accordance with ASC Topic 860 Transfers and Servicing. As a result, both loans and other borrowings increased by $13.2 million during the fourth quarter due to the reclassification. A review of the original participation documentation revealed that the agreements did not contain certain technical attributes required to qualify for sales treatment. These reclassifications do not impact earnings or capital.

PPPLF Advances

The Company participated in the PPP and processed, closed and funded 1,506 small business loans representing $226.2 million in relief proceeds throughout 2020. The majority of these loans were intially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. In addition, the Company paid off approximately $123.6 million in PPPLF advances during the year ended December 31, 2020, and had a balance of $101.4 million remaining as of December 31, 2020. Interest income on loans include PPP loan fees. PPP loan fees recognized during the year ended December 31, 2020 was $2.5 million.

Subordinated Debt

On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of MBI at its fair value of $10.3 million. According to the terms of the subordinated note, the principal amount due is $10.0 million with a 7% fixed rate until October 30, 2021 and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on October 30, 2026 and can be redeemed by the Company anytime on or after October 30, 2021. The subordinated debt was fair valued at a premium of $0.5 million and will be amortized over the expected life.

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

NOTE 9 — COMMON STOCK AND PREFERRED STOCK

Class A Voting Common Stock

The Company has Class A voting common stock with a par value of $0.01 per share. As of December 31, 2020, there are 50,000,000 shares authorized as Class A of which 13,534,829 are outstanding. During the year ended December 31, 2020, the Company issued 7,989,865 Class A shares, inclusive of 3,565,000 shares in completion of its initial public offering, 4,227,816 shares in the business combination with MBI and 7,194 shares of employee stock purchase.

During the year ended December 31, 2020, the Company exchanged 752,184 shares of Class B non-voting stock for an equal number of Class A voting stock pursuant to the Investor Rights Agreement, dated February 17, 2017. As a result of the exchanges, 752,184 shares of the Company’s Class B common stock were cancelled, and 752,184 shares of the Company’s Class A common stock were issued.

Furthermore, the Company cancelled 1,551 restricted shares of Class A common stock and repurchased 320,931 shares of Class A common stock during the year ended December 31, 2020.

Class B Non-voting Common Stock

The Company has Class B Non-voting common stock with a par value of $0.01 per share. As of December 31, 2020, there are 10,000,000 shares authorized as Class B, none of which are outstanding. During the year ended December 31, 2020, the Company exchanged 752,184 shares of Class B non-voting stock for an equal number of Class A voting stock pursuant to the Investor Rights Agreement, dated as of February 17, 2017, by and between the Company, Mendon Capital QP LP, Iron Road Multi-Strategy Fund LP, Mendon Capital Master Fund Ltd., Mendon Global Long/Short Financial QP Fund Ltd., and RMB Mendon Financial Services Fund. As a result of the exchanges, 752,184 shares of the Company’s Class B common stock were cancelled, and 752,184 shares of the Company’s Class A common stock were issued. Following these exchanges, the Company no longer has any shares of Class B common stock outstanding.

Preferred Stock

The Company has 10,000,000 shares of undesignated and unissued preferred stock.

NOTE 10 — INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Current provision
Federal	$3,849	$686
State	466	200

Deferred provision
Federal	(1,556)	(181)
State	(342)	(49)
	$2,417	$656

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate is due primarily to state taxes and permanent items.

	2020	2019
Federal statutory rate times financial statement income	21.0%	21.0%
Effect of:
State taxes, net of federal benefit	0.9%	3.5%
Tax-exempt interest	(1.0)%	—%
Earnings from company owned life insurance	(1.0)%	(2.9)%
Acquisition costs	1.3%	—%
Change in rate	—%	1.8%
Other, net	1.3%	(1.5)%
	22.5%	21.9%

The composition of the deferred tax assets:

	2020	2019
Deferred Tax assets:
Allowance for loan losses	$4,205	$1,722
Preopening expenses	66	56
Fair value adjustments	4,469	—
Stock-based compensation	821	86
Deferred loan fees	1,368	184
Deferred rent	111	81
Unrealized loss on securities available for sale	—	24
Other	3	21
	11,043	2,174

Deferred Tax liabilities:
Property and equipment	(518)	(315)
Unrealized gain on securities available for sale	(286)	—
	(804)	(315)
Net deferred tax asset	$10,239	$1,859

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

At December 31, 2020, the Company had no amounts recorded for uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to United States federal income tax as well as income tax of the state of Florida. The Company is not subject to examination by taxing authorities for years prior to 2017.

NOTE 11 — RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank grants loans to and accepts deposits from executive officers, directors, and their affiliates. The amount of related party loans at December 31, 2020 and 2019 were $9.1 million and $4.4 million, respectively.

Loans to principal officers, directors and their affiliates at December 31, 2020 and 2019 were as follows:

	2020	2019
Balance at January 1,	$4,388	$4,476
New loans	2,500	—
MBI acquisition	757	—
PPP	1,682	—
Effect of changes in composition of related parties	—	—
Repayments	(190)	(88)
Balance at December 31,	$9,137	$4,388

Deposits from principal officers, directors and their affiliates at December 31, 2020 and 2019 were $12.1 million and $11.4 million, respectively.

NOTE 12 — OTHER EMPLOYEE BENEFITS

The Company, through the Bank, has adopted a 401(k) benefit plan (the Plan) covering substantially all eligible employees and contains a safe harbor provision whereby all employees who initially enroll are 100% vested. The Company, at its discretion, matches the employees’ annual contribution up to 4% of their annual salary. The Company contributed approximately $0.6 million and $0.4 million to the Plan in 2020 and 2019, respectively.

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

Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and United States agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of December 31, 2020 and 2019, all securities available for sale were Level 2.

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

Deposits: The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (carrying amount). Fair values for fixed-rate time deposits are estimated using current market rates offered for remaining or similar maturities.

Federal Home Loan Bank advances: Fair values are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements
		at December 31, 2020 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Small Business Administration loan pools	$30,556	$—	$30,556	$—
Mortgage-backed securities	28,922	—	28,922	—
United States agency obligations	3,122	—	3,122	—
Community Development District bonds	21,299	—	21,299	—
Municipals	1,099	—	1,099	—
Corporate bonds	2,510	—	2,510	—
Total	$87,508	$—	$87,508	$—
Equity
Mutual funds	$6,005	$6,005	$—	$—
Total	$6,005	$6,005	$—	$—

		Fair Value Measurements
		at December 31, 2019 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
SBA loans pools	$17,183	$—	$17,183	$—
Mortgage-backed securities	5,185	—	5,185	—
United States agency obligations	4,070	—	4,070	—
Corporate bonds	2,003	—	2,003	—
Total	$28,441	$—	$28,441	$—
Equity
Mutual funds	$971	$—	$971	$—
Total	$971	$—	$971	$—

There were no securities reclassified into or out of Level 3 during the year ended December 31, 2020 and 2019.

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

Specifically, regarding the Coex Coffee International Loan, the carrying amount of the loan for impairment purposes was determined based on the note outstanding balance at December 31, 2020, less the non-recourse amount sold to our participant, yielding a carrying value of $8.3 million. The fair value of the collateral was determined based on a review of preliminary information obtained from the Assignee related to the collectability of the purchase order advances and adjusted for estimated legal and Assignee related costs. When netted in the same percentage as the non-recourse portion of the loan, the net fair value of collateral was noted as $0.6 million. The net result of these calculations provides for a specific reserve of $7.6 million within the ALLL associated with the Coex Coffee International loan or approximately 92% of the carrying value of the loan.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at December 31, 2020 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	818	—	—	818	(8,309)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$818	$—	$—	$818	$(8,309)

Fair Value Measurements
at December 31, 2019 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2019	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	442	—	—	442	(627)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$442	$—	$—	$442	$(627)

As shown above our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Company’s financial instruments (in thousands):

	December 31, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$191,597	$191,597	Level 1
Federal Funds Sold	25,375	25,375	Level 1
Securities, Available for Sale	87,508	87,508	Level 2
Securities, Held to Maturity	1,547	1,561	Level 2
Securities, Equity	6,005	6,005	Level 1
Loans, net	1,644,643	1,654,671	Level 3
Bank Owned Life Insurance	37,360	37,360	Level 2
Accrued Interest Receivable	6,666	6,666	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,659,543	1,693,331	Level 2
Federal Home Loan Bank Advances	40,000	37,927	Level 2
Subordinated Debt	10,153	10,153	Level 2
PPPLF Advances	101,358	101,519	Level 2
Loan Participations	13,215	13,215	Level 2
Accrued Interest Payable	546	546	Level 2

	December 31, 2019
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$171,980	$171,980	Level 1
Federal Funds Sold	26,970	26,970	Level 1
Securities, Available for Sale	28,441	28,441	Level 2
Securities, Held to Maturity	214	224	Level 2
Securities, Equity	971	971	Level 2
Loans, net	785,167	796,924	Level 3
Bank Owned Life Insurance	16,858	16,858	Level 2
Accrued Interest Receivable	2,498	2,498	Level 1, 2 & 3

Financial Liabilities:
Deposits	892,873	883,225	Level 2
Federal Home Loan Bank Advances	55,000	54,649	Level 2
Line of Credit	9,999	9,999	Level 1
Accrued Interest Payable	373	373	Level 2

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2020 and 2019 were as follows:

	2020	2019
Available lines of credit	$355,927	$112,838
Unfunded loan commitments – fixed	28,414	11,497
Unfunded loan commitments – variable	12,215	11,555
Standby letters of credit	13,036	8,103
Commercial letters of credit	1,028	1,065
Total credit extension commitments	$410,620	$145,058

NOTE 15 — DIVIDENDS

The Company is limited in the amount of cash dividends that it may pay. The amount of cash dividends that may be paid is based on the Company’s net income of the current year combined with the Bank’s retained income of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net income, liquidity, asset quality, capital adequacy and economic conditions at the Bank. It is likely that these factors would further limit the amount of dividends which the Company could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

NOTE 16 — REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for United States banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2020 is 2.50% and for 2019 was 2.50%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2020, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

Actual and required capital amounts and ratios are presented below at December 31, 2020 and 2019. The required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

			Required for		Well Capitalized
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2020
Total Capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common Equity Tier 1
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A

2019
Total Capital ratio
Bank	$95,662	13.6%	$56,091	8.0%	$70,114	10.0%
Company	86,531	12.3%	56,091	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	88,506	12.6%	42,069	6.0%	56,091	8.0%
Company	79,375	11.3%	42,069	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	88,506	8.7%	40,889	4.0%	51,112	5.0%
Company	79,375	7.8%	40,889	4.0%	N/A	N/A
Common Equity Tier 1
Bank	88,506	12.6%	31,551	4.5%	45,574	6.5%
Company	79,375	11.3%	31,551	4.5%	N/A	N/A

NOTE 17 — LEGAL CONTINGENCIES

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE 18 — STOCK BASED COMPENSATION

Stock Option Plan

The Company’s 2009 Employee Share Option Plan (the Plan, as amended in April 2012), permits the grant of share options to certain key employees and directors for up to 265,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company common stock at the date of grant; those option awards have vesting periods up to three years and have a ten-year contractual term. Currently, the Company has a sufficient number of shares to satisfy expected share option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The expected volatility is the five year volatility of the Company stocks in the NASDAQ OMX ABA Community Bank Index. The computation of expected life is calculated based on the simplified method. The risk free interest rate for all periods is based upon a zero coupon United States Treasury bond with a similar life as the option at the time of grant.

There were no stock options granted during the year ended December 31, 2020. The per share weighted-average grant-date fair value of options granted was $6.65 during the year ended December 31, 2019 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2020	2019
Expected volatility	—%	29.24%
Risk-free interest rate	—%	2.53%
Expected life	—	7 years
Expected dividends	—	—

A summary of stock options were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Balance at January 1, 2020	152,100	$13.03
Granted	—	—
MBI Acquisition	998,769	10.17
Exercised	(152,328)	8.77
Expired	(1,045)	8.31
Forfeited	(9,153)	7.05
Balance at December 31, 2020	988,343	10.84	5.02	$4,587
Exercisable at December 31, 2020	965,561	$10.79	4.98	$4,525

At December 31, 2020 and 2019, there was $49 thousand and $60 thousand of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, respectively. The cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vesting and recognized as compensation expense was approximately $243 thousand and $59 thousand for the years ended December 31, 2020 and 2019, respectively. Additionally, during the year ended December 31, 2020 there were 7,819 shares of Class A common stock issued for cashless option exercises at a weighted-average exercise price of $6.64 and during the year ended December 31, 2019 there were 683 shares of Class A common stock issued for cashless option exercises at a weighted-average exercise price of $12.50.

During 2014, the Plan was modified with the Corporate reorganization described in Note 1 whereby the Company assumed the same provisions of the Plan established at the Bank in previous years. The options exchanged were equal in fair value and in terms to the original options received. No additional compensation expense was recognized as a result of the modification.

Employee Stock Purchase Plan

The Company’s 2014 Associate Stock Purchase Plan allows employees to purchase stock at a discounted price of fair market-value. The maximum amount of shares available under the plan is 2,000,000. The discount is 5% of fair market value with the difference recorded as compensation expense. The maximum an employee can participate is $25 thousand per calendar year. The December 31, 2020 fair value of the stock was determined based on the market price of the common stock ($15.43 per share).

Stock Appreciation Rights

The Company’s 2012 Stock Appreciation Rights Plan (SARs, as amended in 2014) is a grant awarded to selected employees and directors in recognition of their current and future contributions to the Company. A SAR unit provides the employee or director a “right” to the future appreciation of value in a share of common stock of the Company. The SAR unit is awarded at the then fair market value of the stock share as of the date of the grant (base price). As the stock appreciates in value, the difference between the base price and the fair market value is the potential benefit to the employee after it vests. Unlike a stock option, the employee is not required to pay any amount to exercise the SAR as the net amount of the increase in the stock value is paid (either in cash or stock) at the payment date after vesting occurs.

The SAR unit becomes vested at the earlier of: (i) five years of continuous service with the Company from the date of the grant; (ii) upon a liquidity event of the Company; and (iii) death or disability. Units granted under the SAR agreements have a base price ranging from $11.50 to $18.25 per common stock as of December 31, 2020. Total available units under the SAR program amount to 1.2 million as of December 31, 2020.

There were no SARs granted in 2020 and a total of 10,000 granted in 2019. There were no SARs exercised or forfeited for the year ended December 31, 2020. There were no SARs exercised or forfeited for the year ended December 31, 2019. As of December 31, 2020, the company determined that a payout to employees under the SAR plan is unlikely and therefore no accrual has been made. Total SARs outstanding as of December 31, 2020 were 954,500.

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

The Company has limited the aggregate number of shares of our Class A Common Stock to be awarded under the 2019 Equity Incentive Plan as restricted stock to 300,000 shares. The Company has 97,398 shares of restricted stock outstanding, at a weighted average exercise price of $18.32 to employees under the 2019 Equity Incentive Plan as of December 31, 2020, for which the Company did not receive, nor will it receive, any monetary consideration. Therefore there were 202,602 resticted shares available to be issued at December 31, 2020. As of December 31, 2020 there was approximately $1.7 million in unrecognized compensation expense in regards to restricted stock that will be recognized over a three year period.

NOTE 19 — LEASES

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company’s ROU assets are classified under premises and equipment on the Balance Sheet. The ROU liabilities are under other liabilities. The Company recorded $2.0 million and $6.0 million during the year ended December 31, 2020 and 2019, respectively. The total amount of ROU was $6.5 million and $6.4 million at December 31, 2020 and 2019, respectively.

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

Lease cost for the year ended December 31, 2020 and 2019 consists of:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating Lease and Interest Cost	$1,816	$1,007
Variable Lease Cost	490	379
Total Lease Cost	$2,306	$1,386

The following table provides supplemental information related to leases for the year ended December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,816	$1,007
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,900	$699
New ROU Assets - Operating Leases	$2,027	$—
Weighted Average Lease Term (Years) - Operating Leases	5.60	6.91
Weighted Average Discount Rate - Operating Leases	3.11%	3.27%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2020 is as follows:

December 31, 2020
Operating lease payments due:
Within one year	$1,515
After one but within two years	1,325
After two but within three years	1,364
After three but within four years	1,136
After four years but within five years	1,075
After five years	1,137
Total undiscounted cash flows	7,552
Discount on cash flows	(1,051)
Total operating lease liabilities	$6,501

Lessor Leases

ASC 842 also impacted lessor accounting. Currently the Company does not have any lessor leases (formerly known as capital leases) to report on its financials.

Lease Termination

On June 19, 2020, the Company exercised an option to early terminate a lease for a former operational office of Marquis Bank and a branch located in Coral Gables (the “Closed Offices”). The Closed Offices were located less than one mile from the Bank’s already established Coral Gables location. The cost to exercise the option on the Closed Offices was $322.8 thousand and decreased the life of the lease by approximately 15 months. As a result of exercising the option, the lease will terminate in March 2021 as opposed to June 2022. This option resulted in savings of over $400 thousand in lease payments plus expenses. The cost of the option is being amortized through the end of the lease in March 2021.

NOTE 20 — PROFESSIONAL HOLDING CORP. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

Balance Sheets

(In thousands)	2020	2019
Assets
Cash	$38,547	$305
Investment in subsidiaries	186,373	88,431
Other assets	50	676
	$224,970	$89,412
Liabilities and Shareholders’ Equity
Line of credit	—	9,999
Subordinated debt	10,153	—
Other liabilities	(748)	111
Shareholders’ equity	215,565	79,302
	$224,970	$89,412

Statements of Income

(In thousands)	2020	2019
Income	$—	$—
Interest expenses	458	7
Non-interest expenses	3,347	1,094
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$(3,805)	$(1,101)
Income tax provision (benefit)	(787)	—
Income (loss) before equity in undistributed income of subsidiaries	(3,018)	(1,101)
Equity in undistributed income of subsidiaries	11,323	3,437
Net Income	$8,305	2,336

Statement of Cash Flows

(In thousands)	2020	2019
Cash flows from operating activities
Adjustments to reconcile net income to net cash from operating activities:
Net income (loss)	$8,305	$2,336
Equity in undistributed income of subsidiaries	(11,323)	(3,437)
Depreciation and amortization	133	—
Net (increase) decrease in other assets	626	(676)
Net increase (decrease) in other liabilities	9,294	(93)
Net cash used in operating activities	7,035	(1,870)

Cash flows from investing activities
Investment in subsidiaries	(112,657)	(22,555)
Proceeds from acquisition	26,860	—
Net cash used in investing activities	(85,797)	(22,555)

Cash flows from financing activities
Issuance of common stock, net of related expense	60,967	673
Stock based employment benefit plans	1,065	195
MBI acquisition	70,035	—
Proceeds from line of credit	—	9,999
Repayment of line of credit	(9,999)	—
Purchase of treasury stock	(5,064)	(3,935)
Net cash provided by financing activities	117,004	6,932

Increase in cash and cash equivalents	38,242	(17,493)
Cash and cash equivalents at beginning of year	305	17,798
Cash and cash equivalents at end of year	$38,547	$305
Supplemental cash flow information:
Cash paid during the year for taxes	$3,018	$1,017

NOTE 21 — BUSINESS COMBINATION

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

MBI results of operations were included in the Company’s results beginning March 27, 2020. Acquisition-related costs of $3.3 million are included in non-interest expense in the Company’s income statement for the year ended December 31, 2020. The fair value of the Class A common shares issued as part of the consideration paid for MBI was determined on the basis of the closing price of the Company’s common shares on the acquisition date. The fair value of options included a measurement period adjustment to incorporate the fair value of options using the Black Scholes method.

The acquisition of MBI was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. Goodwill of $24.6 million arising from the acquisition consisted of operational efficiencies and potential cost savings through consolidating and integrating MBI’s operations into the Company’s existing operations. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition of MBI as new information and circumstances relative to closing date fair values become known. Fair value estimates are deemed preliminary due to pending evaluations of reports from the Company’s third-party valuation specialists, appraisals and other financial information. The Company continues to evaluate and adjust as necessary, the fair values assigned to assets acquired and liabilities assumed through the acquisition of MBI. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, goodwill and time deposits is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The following tables summarize the consideration paid for MBI and the estimated fair values of the assets acquired, and liabilities assumed at the date of the MBI acquisition, net of total consideration paid:

	Estimated	Measurement	Adjusted
	Fair Value at	Period	Estimated
(In thousands, except per share data)	March 26, 2020	Adjustments	Fair Value
Number of MBI common shares outstanding	3,509,143	-	3,509,143
Per share exchange ratio	1.2048	-	1.2048
Number of shares of common stock issued	4,227,816	-	4,227,816
Multiplied by common stock price per share on March 26, 2020	$15.21	$-	$15.21
Value of common stock issued	64,305	-	64,305
Cash paid in lieu of fractional shares	1	-	1
Fair value of MBI stock options converted to PFHD options	393	5,336	5,729
Fair value of total consideration transferred	$64,699	$5,336	$70,035

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$26,860	$-	$26,860
Securities, available for sale	26,811	218	27,029
Securities, held to maturity	1,458	8	1,466
Loans	520,606	(5,302)	515,304
Premises and equipment	824	-	824
Accrued interest receivable	1,525	-	1,525
Core deposit intangibles	3,964	(2,318)	1,646
Other assets	7,157	1,986	9,143
Total assets acquired	589,205	(5,408)	583,797

Deposits	497,166	944	498,110
Federal Home Loan Bank advances	25,103	-	25,103
Subordinated notes payable	9,920	365	10,285
Accrued interest payable	610	-	610
Other liabilities	6,604	(2,329)	4,275
Total liabilities assumed	539,403	(1,020)	538,383

Total identifiable net assets	49,802	(4,388)	45,414

Goodwill	$14,897	$9,724	$24,621

Acquired loans are initially recorded at their acquisition-date fair values using Level 3 inputs. Refer to Note 13, Fair Value, for a discussion of the fair value hierarchy. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired (“PCI”) loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of MBI’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a book balance, prior to fair value adjustments, of $539.9 million.

The credit fair value adjustment on PCI loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan. The fair value of purchased financial assets with credit deterioration was $4.6 million on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $8.8 million. The Company estimates, on the date of acquisition, that $3.6 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

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

For PCI loans, acquired with evidence of credit deterioration, the Company prepared a specific credit risk fair value adjustment in accordance with ASC 310-30. The fair value adjustment of $3.5 million represents the present value of expected cash flows at market participant discount rates in accordance with ASC 310-30. The accretable discount will be recognized on a level yield basis.

The fair value of the core deposit intangible was determined based on a discounted cash flow method using a discount rate commensurate with market participants. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits was compared to the cost of alternative funding sources available to the Company. The expected cash flows of the deposit base included estimated attrition rates. The core deposit intangible asset was valued at $1.6 million and will be amortized over ten years using the sum-of-the years digit method.

The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit was valued at $2.8 million and is being amortized into income on a level yield amortization method over the contractual life of the deposits.

The fair value adjustment of FHLB advances was determined based upon an estimated fair value received from the FHLB Atlanta. The FHLB advances was valued at $0.1 million and will be amortized into the remaining life of the advances.

The fair value of subordinated debt was determined by using a discounted cash flow method using a market participant discount rate for similar instruments. The subordinated debt was fair valued at a premium of $0.5 million and will be amortized over the expected life of the debt.

In connection with the acquisition of MBI, the Company recorded a net deferred income tax asset of $5.4 million related to MBI’s effects of fair value adjustments resulting from applying the purchase method of accounting.

The following table presents supplemental pro-forma information as if the acquisition had occurred at the beginning of 2019. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2019.

Year ended
(In thousands, except per share data)	December 31, 2019
Net interest income	$56,895
Net income	$14,389
EPS - basic	$2.46
EPS - diluted	$2.44

NOTE 22 — SUBSEQUENT EVENTS

Common Stock

During the period January 1, 2021 through March 19, 2021, the Company issued 181,963 shares of Class A common stock and repurchased 54,479 shares of Class A common stock. Furthermore, there were 3,210 shares of Class A common stock elected to be withheld for taxes on the vesting of a portion of restricted stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to the costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future considerations.

(a)Evaluation of Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal accounting officer (the “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Certifying Officers concluded that, as of December 31, 2020, that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

(b)Changes in Internal Control Over Financial Reporting

Other than the remediation efforts with respect to the material weakness as described below, we did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(i)Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Certifying Officers, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was not effective as of the end of the most recent fiscal year, due to a material weakness surrounding controls addressing infrequent significant transactions.

(ii)Material Weakness Identified and Remediation Efforts

In connection with its internal control testing procedures, management observed deficiencies associated with controls that address infrequent significant transactions in the Company’s control environment, that in the aggregate, result in a material weakness. None of the identified control deficiencies resulted in material misstatements related to the Company’s interim or annual financial statements as the identified errors were determined to be immaterial.

Management review controls that address the proper and timely recording of certain infrequent significant transactions were not designed or did not operate with an appropriate level of precision as follows:

•Accounting for Participation Loan Sales

During the quarter ended September 30, 2020, management identified certain participations that were recorded as sales that did not qualify for sales accounting treatment under ASC 860. The control that surrounded new loan originations and the due diligence control over acquired loans was not designed effectively as it did not incorporate an evaluation for the proper accounting treatment under ASC 860. Management has implemented controls designed to ensure all participations (newly originated or purchased by way of acquisitions) are reviewed for ASC 860 compliance.

•Recording of Inter-company Capital Transactions

For the quarter ended March 31, 2020, our control did not operate effectively to identify an inter-company capital transaction that should have been eliminated. Management has implemented controls and procedures to ensure that any inter-company balances from accounts are properly eliminated upon consolidation of the Bank with the Holding Company for financial reporting purposes.

•Business Combination Accounting

Pursuant to the MBI acquisition, Management made estimates regarding the fair value of the assets acquired and liabilities assumed. These fair values were preliminarily recorded and disclosed as such in the Company’s Form 10-Qs for March 31, June 30, and September 30, 2020. During the fourth quarter ended December 31, 2020, an adjustment was made to the fair value estimate for consideration paid related to converted stock options. The valuation of MBI was complicated by the onset of the COVID-19 pandemic and closing the MBI acquisition close to the quarter end closing. While the measurement period allows up to one year for new information and circumstances related to closing date fair values for assets and liabilities, management’s control was not designed to identify that the fair value of converted stock options was reasonably determinable in a more timely manner. To address this situation the Company has engaged additional experienced consultants to assist in such valuations in the future and is in the process of working with these consultants to develop controls to assure that such valuations are timely recorded and adjusted.

As a result of the items above, it is noted that management review controls that address the proper and timely recording of certain infrequent significant transactions were not designed or did not operate with a sufficient level of precision. Based on our evaluation of the identified errors resulting from the material weakness in internal controls, management determined there were no material misstatements in the Company’s interim or annual financial statements resulting from the material weakness observed with respect to accounting for participation loan sales, recording of inter-company capital transactions, and/or business combination accounting.

Management reviewed the items described above with the Audit Committee of the Company’s Board of Directors. Management, with the oversight of the Audit Committee, is developing and implementing the controls and procedures described above starting in the fourth quarter of 2020 and will continue to take steps necessary that management and the Audit Committee believe will remediate the control deficiencies. However, the identified control deficiencies that led to the material weaknesses in internal control over financial reporting will not be considered fully addressed until the new and additional controls, processes, and procedures described above have been in operation for a sufficient period to allow the Company’s management to conclude, through testing, that the controls are operating effectively, and the material weaknesses have been fully remediated.

Item 9b. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The informations required by Item 10 is incorporated by reference to the information that appears under the headings Board Meetings and Committees in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The informations required by Item 11 is incorporated by reference to the information that appears under the headings Executive Compensation in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The informations required by Item 12 is incorporated by reference to the information that appears under the headings Beneficial Owners in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The informations required by Item 13 is incorporated by reference to the information that appears under the headings Certain Relationships and Related Transactions, and Director Independence in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The informations required by Item 14 is incorporated by reference to the information that appears under the headings Ratification of Auditors in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:
i)	Report of Independent Registered Public Accounting Firm
ii)	Consolidated Statement of Income for the years ended December 31, 2020 and 2019
iii)	Consolidated Balance Sheet at December 31, 2020 and 2019
iv)	Consolidated Statement of Changes in Shareholder Equity for the years ended December 31, 2020 and 2019
v)	Consolidated Statement of Cash Flows for the years ended December 31, 2020 and 2019
vi)	Notes to Consolidated Financial Statements
(2)	Schedules: None.
(3)	Index to Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

10.2

Employment Agreement among Professional Holding Corp., Professional Bank and Abel L. Iglesias (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.3

Employment Agreement among Professional Holding Corp., Professional Bank and Mary Usategui (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.4

Employment Agreement among Professional Holding Corp., Professional Bank and Ryan Gorney (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.5

Professional Holding Corp. 2012 Share Appreciation Rights Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.6	Professional Holding Corp. 2014 Associate Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.7

Professional Holding Corp. 2014 Share Appreciation Rights Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.8

Professional Holding Corp. Amendment No. 1 to 2014 Share Appreciation Rights Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.9

Professional Holding Corp. Amendment No. 2 to 2014 Share Appreciation Rights Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.10

Professional Holding Corp. Form of Unit Agreement for 2014 Share Appreciation Rights Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.11

Professional Holding Corp. 2016 Amended and Restated Stock Option Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

10.12	Professional Holding Corp. 2019 Equity Incentive Plan (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).
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

10.24

Form of Registration Rights Agreement between the Professional Holding Corp. and each of Mendon Capital QP LP, Mendon Capital Master Fund LP, and Iron Road Multi Strategy Fund LP (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).

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
10.27

Amendment dated January 7, 2021, to the Capital Promissory Note (Revolving) dated December 19, 2019, by and between Professional Holding Corp. and Valley National Bank, N.A. (filed as exhibit 10.1 to the Registrant’s Form 8-K dated January 8, 2021, and incorporated herein by reference).

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2021.

PROFESSIONAL HOLDING CORP.

By:	/s/Daniel R.Sheehan
Daniel R. Sheehan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Daniel R. Sheehan	Chairman and Chief Executive Officer	March 26, 2021
Daniel R. Sheehan	(Principal Executive Officer)

/s/ Mary Usategui	Chief Accounting Officer	March 26, 2021
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Blakey	Director	March 26, 2021
Margaret Blakey

/s/ Rolando DiGasbarro	Director	March 26, 2021
Rolando DiGasbarro

/s/ Norman Edelcup	Director	March 26, 2021
Norman Edelcup

/s/ Carlos M.Garcia	Director	March 26, 2021
Carlos M. Garcia

/s/ Jon L. Gorney	Director	March 26, 2021
Jon L. Gorney

/s/ Abel L. Iglesias	Director	March 26, 2021
Abel L. Iglesias

/s/ Herbert Martens, Jr	Director	March 26, 2021
Herbert Martens, Jr.

/s/ Ava L. Parker	Director	March 26, 2021
Ava L. Parker

/s/ Lawrence Schimmel	Director	March 26, 2021
Dr. Lawrence Schimmel, M.D.

/s/ Anton V. Schutz	Director	March 26, 2021
Anton V. Schutz