Form 10-Q
period 2021-03-31
Professional Holding Corp.
filed 2021-05-17
CIK 1630856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2021	number 001‑39215

Professional Holding Corp.

(Exact name of Registrant as specified in its charter)

Florida	46-5144312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Number of shares of common stock outstanding as of May 10, 2021: 13,657,108

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

PROFESSIONAL HOLDING CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$29,140	$62,305
Interest-bearing deposits	250,670	129,291
Federal funds sold	43,919	25,376
Cash and cash equivalents	323,729	216,972
Securities available for sale, at fair value - taxable	57,067	65,110
Securities available for sale, at fair value - tax exempt	22,341	22,398
Securities held to maturity (fair value March 31, 2021 – $1,528, December 31, 2020 – $1,561)	1,515	1,547
Equity securities	5,914	6,005
Loans, net of allowance of $9,656 and $16,259 as of March 31, 2021, and December 31, 2020, respectively	1,717,671	1,643,373
Loans held for sale	3,608	1,270
Federal Home Loan Bank stock, at cost	2,529	3,229
Federal Reserve Bank stock, at cost	4,944	4,762
Accrued interest receivable	6,511	6,666
Premises and equipment, net	4,033	4,370
Bank owned life insurance	37,642	37,360
Deferred tax asset	8,923	10,525
Goodwill	24,621	24,621
Core deposit intangibles	1,347	1,422
Other assets	11,163	7,640
Total assets	$2,233,558	$2,057,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$589,415	$475,598
Demand – interest bearing	1,067,530	947,370
Time deposits	248,759	236,575
Total deposits	1,905,704	1,659,543
Official checks	4,238	4,447
Federal Home Loan Bank advances	40,000	40,000
Other borrowings	40,678	114,573
Subordinated debt	10,108	10,153
Accrued interest and other liabilities	12,799	12,989
Total liabilities	2,013,527	1,841,705
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 14,281,977 and outstanding 13,661,567 shares as of March 31, 2021, and authorized 50,000,000 shares, issued 14,100,760 and outstanding 13,534,829 shares at December 31, 2020	143	141
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2021, and none issued and outstanding at December 31, 2020	—	—
Treasury stock, at cost	(10,087)	(9,209)
Additional paid-in capital	209,770	208,995
Retained earnings	19,541	14,756
Accumulated other comprehensive income (loss)	664	882
Total stockholders’ equity	220,031	215,565
Total liabilities and stockholders' equity	$2,233,558	$2,057,270

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans, including fees	$19,233	$10,015
Investment securities - taxable	179	213
Investment securities - tax exempt	203	9
Dividend income on restricted stock	95	79
Other	62	704
Total interest income	19,772	11,020

Interest expense
Deposits	1,317	2,626
Federal Home Loan Bank advances	196	278
Subordinated debt	130	—
Other borrowings	250	55
Total interest expense	1,893	2,959

Net interest income	17,879	8,061
Provision for loan losses	1,038	845
Net interest income after provision for loan losses	16,841	7,216

Non-interest income
Service charges on deposit accounts	395	222
Income from Bank owned life insurance	282	129
SBA origination fees	145	30
SWAP fees	209	263
Third party loan sales	75	110
Gain on sale and call of securities	1	4
Other	12	98
Total non-interest income	1,119	856

Non-interest expense
Salaries and employee benefits	6,784	5,263
Occupancy and equipment	1,102	774
Data processing	290	176
Marketing	153	137
Professional fees	628	355
Acquisition expenses	684	1,663
Regulatory assessments	349	214
Other	1,798	904
Total non-interest expense	11,788	9,486

Income (loss) before income taxes	6,172	(1,414)
Income tax provision (benefit)	1,387	(97)
Net income (loss)	4,785	(1,317)

Earnings per share:
Basic	$0.36	$(0.14)
Diluted	$0.34	$(0.14)

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	(289)	324
Tax effect	71	(82)
Other comprehensive gain (loss), net of tax	(218)	242
Comprehensive income (loss)	$4,567	$(1,075)

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollar amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2020	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302
Issuance of common stock, net of issuance cost	3,575,500	36	—	59,771	—	—	59,807
Marquis Bancorp (MBI) acquisition	4,227,816	42	—	64,657	—	—	64,699
Employee stock purchase plan	—	—	—	31	—	—	31
Stock based compensation	—	—	—	196	—	—	196
Treasury stock	(133,197)	—	(2,102)	(4)	—	—	(2,106)
Net loss	—	—	—	—	(1,317)	—	(1,317)
Other comprehensive income	—	—	—	—	—	242	242
Balance at March 31, 2020	13,537,565	$138	$(6,257)	$201,670	$5,134	$169	$200,854

Balance at January 1, 2021	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565
Issuance of common stock, net of issuance cost	52,845	1	—	436	—	—	437
Employee stock purchase plan	873	—	—	16	—	—	16
Stock based compensation	127,499	1	—	324	—	—	325
Treasury stock	(54,479)	—	(878)	(1)	—	—	(879)
Net income	—	—	—	—	4,785	—	4,785
Other comprehensive income	—	—	—	—	—	(218)	(218)
Balance at March 31, 2021	13,661,567	$143	$(10,087)	$209,770	$19,541	$664	$220,031

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$4,785	$(1,317)
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,038	845
Deferred income tax benefit (expense)	1,387	(209)
Depreciation and amortization	384	245
Gain on sale of securities	—	(4)
Gain on call of securities	(1)	—
Equity unrealized change in market value	91	(21)
Net amortization of securities	568	(1,049)
Net amortization of deferred loan fees	(2,802)	251
Loans held for sale	(2,338)	(673)
Income from bank owned life insurance	(282)	(129)
Loss on disposal of premises and equipment	137	—
Employee stock purchase plan	16	31
Stock compensation	325	196
Changes in operating assets and liabilities:
Accrued interest receivable	155	(385)
Other assets	(3,523)	4,820
Official checks, accrued interest, interest payable and other liabilities	(113)	(12,982)
Net cash provided by operating activities	(173)	(10,381)

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	5,733	2,768
Proceeds from calls of securities available for sale	1,514	1,000
Proceeds from paydowns of securities held to maturity	29	32
Purchase of securities available for sale	—	(46,615)
Proceeds from sale of securities available for sale	—	1,759
Loans originations, net of principal repayments	(71,802)	(37,716)
Purchase of Federal Reserve Bank stock	(182)	(301)
Proceeds from maturities of Federal Home Loan Bank Stock	700	—
Purchase of Federal Home Loan Bank Stock	—	(1,510)
Purchases of premises and equipment	(154)	(692)
Proceeds from acquisition	—	26,860
Net cash used in investing activities	(64,162)	(54,415)

Cash flows from financing activities
Net increase (decrease) in deposits	246,161	(17,698)
Proceeds from issuance of stock, net of issuance costs	437	59,807
Purchase of treasury stock	(879)	(2,106)
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan advances	—	(20,000)
Repayment of line of credit	—	(9,999)
Repayments of PPPLF advances	(74,627)	—
Net cash provided by financing activities	171,092	20,004

Increase in cash and cash equivalents	106,757	(44,792)

Cash and cash equivalents at beginning of period	216,972	198,950

Cash and cash equivalents at end of period	$323,729	$154,158

Supplemental cash flow information:
Cash paid during the period for interest	$2,203	$2,712
Cash paid during the period for taxes	—	—

Supplemental noncash disclosures:
Recognition of participation loans as secured borrowings	$732	$—
Lease liabilities arising from obtaining right of use assets	—	1,620
Total assets acquired	—	589,205
Total liabilities assumed	—	539,403

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

Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Adoption of new accounting standards:

ASU 2019-12, Income Taxes (Topic 740)

In December 2019, FASB issued guidance which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The new guidance did not materially impact the Company’s Consolidated Financial Statements or disclosures.

ASU 2020-04, Reference Rate Reform (Topic 848)

In March 2020, FASB issued guidance which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the London Interbank Offered Rate ("LIBOR") likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020, and December 31, 2022. The Company has established a cross-functional working group to guide the Company’s transition from LIBOR and has begun efforts to transition to alternative rates consistent with industry timelines. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer new rates. The new guidance did not materially impact the Company’s Consolidated Financial Statements or disclosures.

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

NOTE 2 — EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of employee stock options during the year.

	Three Months Ended March 31,
	2021	2020
Basic earnings per share:
Net income (loss)	$4,785	$(1,317)
Total weighted average common stock outstanding	13,442,359	9,617,986
Net income (loss) per share	$0.36	$(0.14)
Diluted earnings per share:
Net income (loss)	$4,785	$(1,317)
Total weighted average common stock outstanding	13,442,359	9,617,986
Add: Dilutive effect of employee stock options	478,915	-
Total weighted average diluted stock outstanding	13,921,274	9,617,986
Net income (loss) per share	$0.34	$(0.14)

For the three months ended March 31, 2021, there were 403 thousand stock options that were anti-dilutive and for the three months ended March 31, 2020, there were 560 thousand stock options that were anti-dilutive.

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2021, and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2021	Cost	Gains	Losses	Fair Value
Available-for-sale - taxable
Small Business Administration loan pools	$29,008	$46	$(172)	$28,882
Mortgage-backed securities	23,880	291	(97)	24,074
United States agency obligations	2,000	100	-	2,100
Corporate bonds	2,000	11	-	2,011
Total available-for-sale - taxable	$56,888	$448	$(269)	$57,067
Available-for-sale - tax exempt
Community Development District bonds	$20,579	$674	$-	$21,253
Municipals	1,060	28	-	1,088
Total available-for-sale - tax exempt	$21,639	$702	$-	$22,341

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held-to-Maturity
Mortgage-backed securities	$314	$13	$—	$327
United States Treasury	201	—	—	201
Foreign Bonds	1,000	—	—	1,000
Total Held-to-Maturity	$1,515	$13	$—	$1,528

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available-for-sale - taxable
Small Business Administration loan pools	$30,678	$77	$(199)	$30,556
Mortgage-backed securities	28,514	438	(30)	28,922
United States agency obligations	3,000	122	-	3,122
Corporate bonds	2,501	9	-	2,510
Total available-for-sale - taxable	$64,693	$646	$(229)	$65,110
Available-for-sale - tax exempt
Community Development District bonds	$20,582	$717	$-	$21,299
Municipals	1,064	35	-	1,099
Total available-for-sale - tax exempt	$21,646	$752	$-	$22,398

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity
Mortgage-backed securities	$345	$14	$—	$359
United States Treasury	202	—	—	202
Foreign Bonds	1,000	—	—	1,000
Total Held-to-Maturity	$1,547	$14	$—	$1,561

As of March 31, 2021, and December 31, 2020, Corporate bonds are comprised of investments in the financial services industry. During the three months ended March 31, 2021, the net investment portfolio decreased by $8.3 million as a result of paydowns, maturities and redemptions. Proceeds from the maturity and redemption of securities during the three months ended March 31, 2021, were $1.5 million, with gross realized gains of $1 thousand. Proceeds from the sales and redemption of securities during the three months ended March 31, 2020, were $7.6 million, with gross realized gains of $4 thousand. Proceeds from the sales of securities during the year ended

December 31, 2020, were $1.7 million, with gross realized gains of $4 thousand. Proceeds from redemption of securities for the year ended December 31, 2020, were $9.1 million, with gross realized gains of $33 thousand. Securities pledged for public funds as of March 31, 2021, and December 31, 2020, were $12.5 million and $12.5 million, respectively.

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The scheduled maturities of securities as of March 31, 2021, are as follows:

	March 31, 2021
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$1,497	$1,520
Due after one year through five years	22,898	23,646
Due after five years through ten years	929	963
Due after ten years	315	323
Subtotal	$25,639	$26,452

Small Business Administration loan pools	$29,008	$28,882
Mortgage-backed securities	23,880	24,074
Total available-for-sale	$78,527	$79,408

Held-to-maturity
Due in one year or less	$1,201	$1,201
Due after one year through five years	—	—
Subtotal	$1,201	$1,201

Mortgage-backed securities	$314	$327
Total held-to-maturity	$1,515	$1,528

At March 31, 2021, and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2021, and December 31, 2020, the number of investment positions that are in an unrealized loss position were 35 and 36, respectively. The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding at March 31, 2021, and December 31, 2020, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
Available-for-sale - taxable
Small Business Administration loan pools	$2,159	$(42)	$17,493	$(130)	$19,652	$(172)
Mortgage-backed securities	5,099	(97)	—	—	5,099	(97)
United States agency obligations	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale - taxable	$7,258	$(139)	$17,493	$(130)	$24,751	$(269)
Available-for-sale - tax exempt
Community Development District bonds	$—	$—	$—	$—	$—	$—
Municipals	—	—	—	—	—	—
Total available-for-sale - tax exempt	$—	$—	$—	$—	$—	$—

December 31, 2020
Available-for-sale - taxable
Small Business Administration loan pools	$18,849	$(133)	$8,945	$(66)	$27,794	$(199)
Mortgage-backed securities	5,839	—	2,510	(30)	8,349	(30)
United States agency obligations	227	—	—	—	227	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale - taxable	$24,915	$(133)	$11,455	$(96)	$36,370	$(229)
Available-for-sale - tax exempt
Community Development District bonds	$—	$—	$—	$—	$—	$—
Municipals	—	—	—	—	—	—
Total available-for-sale - tax exempt	$—	$—	$—	$—	$—	$—

The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since SBA loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not have any securities in an Other Than Temporary Impairment (“OTTI”) position. The Company does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021. No credit losses were recognized in operations during the three months ended March 31, 2021, or during 2020.

NOTE 4 — LOANS

Loans at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Commercial real estate	$820,465	$777,776
Residential real estate	369,234	380,491
Commercial	443,032	396,642
Construction and land development	93,302	99,883
Consumer and other	12,563	11,688
Total loans	1,738,596	1,666,480
Unearned loan origination (fees) costs, net	(1,489)	(1,323)
Unearned PPP loan origination (fees) costs, net	(5,708)	(4,255)
Allowance for loan loss	(9,656)	(16,259)
Loans, net(1)	$1,721,743	$1,644,643

(1)	Does not include loan control, loan participation control or loans in process.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

At March 31, 2021, and December 31, 2020, there were $242.2 million and $227.8 million, respectively in total loans pledged to the Federal Home Loan Bank (“FHLB”) for liquidity.

Loan premiums for loans purchased are amortized over the life of the loan with acceleration upon the increase in principal paydowns or payoffs. At March 31, 2021, and December 31, 2020, loan premiums for purchased loans were $0.5 million and $0.6 million, respectively.

There are no loans over 90 days past due and accruing as of March 31, 2021, or December 31, 2020. The following table presents the aging of the recorded investment in past due loans as of March 31, 2021, and December 31, 2020, by class of loans:

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
March 31, 2021
Commercial real estate	$—	$—	$—	$—	$—	$820,465	$820,465
Residential real estate	611	—	—	—	611	368,623	369,234
Commercial	—	—	—	1,468	1,468	441,564	443,032
Construction and land development	—	—	—	—	—	93,302	93,302
Consumer and other	97	—	—	1,307	1,404	11,159	12,563
Total	$708	$—	$—	$2,775	$3,483	$1,735,113	$1,738,596

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2020
Commercial real estate	$—	$—	$—	$—	$—	$777,776	$777,776
Residential real estate	1,303	—	—	—	1,303	379,188	380,491
Commercial	278	—	—	9,127	9,405	387,237	396,642
Construction and land development	—	—	—	—	—	99,883	99,883
Consumer and other	—	—	—	1,307	1,307	10,381	11,688
Total	$1,581	$—	$—	$10,434	$12,015	$1,654,465	$1,666,480

At March 31, 2021, there were six impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’s judgment) with both unpaid principal balance and recorded investments totaling $5.4 million. Three of these were impaired loans with a recorded investment of $2.8 million with an allowance of $0.7 million and one substandard accruing loan with a recorded investment of $2.3 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during the three months ended March 31, 2021 were $0.9 million. Residential real estate loans had $2.6 thousand and $3.7 thousand interest income recognized for the three months ended March 31, 2021, and 2020, respectively, which was equal to the cash basis interest income. At December 31, 2020, there were six impaired loans with recorded investments totaling $13.1 million, of which there were three impaired loans with a recorded investment of $10.4 million on nonaccrual with an allowance of $8.3 million and one substandard accruing loan with a recorded investment of $2.4 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during the year ended December 31, 2020, was $2.2 million. The residential real estate loans had $12.7 thousand of interest income recognized during the year ended December 31, 2020, which was equal to the cash basis interest income.

Troubled Debt Restructurings:

The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings (“TDR”) were $272 thousand and $298 thousand as of March 31, 2021, and December 31, 2020, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2021, and December 31, 2020. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $1.0 million are reviewed at least annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as substandard or special mention are reviewed quarterly by the Company for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded upon initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the creditworthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard, doubtful, or even charged-off. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial real estate	$818,139	$—	$2,326	$—	$820,465
Residential real estate	369,234	—	—	—	369,234
Commercial	441,111	453	1,468	—	443,032
Construction and land development	93,302	—	—	—	93,302
Consumer	11,256	—	1,307	—	12,563
Total	$1,733,042	$453	$5,101	$—	$1,738,596

December 31, 2020
Commercial real estate	$775,420	$—	$2,356	$—	$777,776
Residential real estate	380,062	429	—	—	380,491
Commercial	387,403	112	9,127	—	396,642
Construction and land development	99,883	—	—	—	99,883
Consumer	10,381	—	1,307	—	11,688
Total	$1,653,149	$541	$12,790	$—	$1,666,480

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Residential real estate	$405	$405
Commercial	678	746
Construction and development	5,555	3,732
Carrying amount, net of total discounts	$6,638	$4,883

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the three months ended March 31, 2021:

(Dollars in thousands)	2021
Balance at beginning of period	$(630)
Adjustment of income	—
Accretion	89
Reclassifications from nonaccretable difference	—
Disposals	—
Balance at end of period	$(541)

For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded or reversed during the three months ended March 31, 2021.

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

Non-Performing Assets

As of March 31, 2021, the Company had nonperforming assets of $2.8 million, or 0.12% of total assets, compared to nonperforming assets of $10.4 million, or 0.51% of total assets, at December 31, 2020. In March 2021, the Company charged off $7.6 million of the Coex Coffee International Inc. (“Coex”) loan, which amount was previously reserved during the third quarter of 2020. Based on a review of the estimated receivables collected by the assignee, the remaining book balance of $0.6 million for the Coex loan appears to be collectable by the Company, subject to final accounting by the assignee.

Paycheck Protection Program

The Company participated in the Paycheck Protection Program (“PPP”) and funded 2,113 small business loans representing $322.5 million in relief proceeds under all three Rounds of the PPP. During the first quarter of 2021, the Company funded 608 loans representing $96.4 million under Round Three of the PPP. Through the Company’s online PPP application and loan closing documentation process, there have been 1,062 loans submitted for forgiveness for a total of $160.4 million, or 70.9% of total PPP loan volume from Rounds One and Two as of March 31, 2021. From the total loans submitted for forgiveness, 913 loans representing $110.8 million were forgiven and removed from the balance sheet. Most of the PPP loans were initially pledged to the Federal Reserve as part of the Payroll Protection Program Liquidity Facility ("PPPLF"). The PPPLF pledged loans are non-recourse to the Company. In addition, the Company paid off approximately

$74.6 million in PPPLF advances during the three months ended March 31, 2021. PPP loan fees recognized during the three months ended March 31, 2021, were $2.5 million. Net unearned PPP loan fees outstanding at March 31, 2021, and December 31, 2020, were $5.7 million and $4.3 million, respectively.

Debt Service Relief Requests Related to COVID-19

As a result of the COVID-19 pandemic the Company has reviewed and processed numerous debt service relief requests in accordance with Section 4013 of the CARES Act and interagency guidelines published by federal banking regulators on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered TDRs. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months. As of March 31, 2021, the Company has approved $199.8 million in payment relief modifications that were granted under the CARES Act guidance associated with the treatment of TDRs. Since the inception of the CARES Act, one loan was downgraded to non-performing in the amount of $1.3 million, and one loan remains on payment relief with an outstanding balance of $0.4 million. These loans remain under the exemption from TDR classification as provided for in the CARES Act. All other loans that were provided payment relief have either been reinstated to their original payment terms or paid off. To manage credit risk, the Company increased oversight and analysis of loans to borrowers in vulnerable industries, such as hotels and hospitality. As of March 31, 2021, these hotels and hospitality loans have a balance of $59.2 million. As of March 31, 2021, $32.2 million of these hotels and hospitality loans were provided payment relief consistent with Section 4013 of the CARES Act and the interagency guidelines published on March 13, 2020. As of March 31, 2021, all loans in this segment have been reinstated and returned to normal payment schedules.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the three months ended March 31, 2021, and year ended December 31, 2020:

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
March 31, 2021
Allowance for loan losses:
Beginning balance	$3,159	$2,177	$10,462	$388	$73	$16,259
Provision for loan losses	323	11	700	16	(12)	1,038
Loans charged-off	-	-	(7,641)	-	-	(7,641)
Recoveries	-	-	-	-	-	-
Total ending allowance balance	$3,482	$2,188	$3,521	$404	$61	$9,656

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
December 31, 2020
Allowance for loan losses:
Beginning balance	$1,845	$3,115	$1,235	$272	$81	$6,548
Provision for loan losses	1,314	(731)	9,326	116	(8)	10,017
Loans charged-off	—	(207)	(99)	—	—	(306)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

				Construction
	Commercial	Residential		and Land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
March 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$685	$—	$—	$685
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	3,482	2,188	2,836	404	61	8,971
Total ending allowance balance	$3,482	$2,188	$3,521	$404	$61	$9,656

Loans:
Loans individually evaluated for impairment	$2,326	$272	$1,468	$—	$1,307	$5,373
Loans collectively evaluated for impairment	818,139	368,962	441,564	93,302	11,256	1,733,223
Total ending loans balance	$820,465	$369,234	$443,032	$93,302	$12,563	$1,738,596

December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$8,309	$—	$—	$8,309
Purchased Credit Impaired (PCI) loans	—	—	—	—	—
Collectively evaluated for impairment	3,159	2,177	2,153	388	73	7,950
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

Loans:
Loans individually evaluated for impairment	$2,356	$298	$9,127	$—	$1,307	$13,088
Loans collectively evaluated for impairment	775,420	380,193	387,515	99,883	10,381	1,653,392
Total ending loans balance	$777,776	$380,491	$396,642	$99,883	$11,688	$1,666,480

NOTE 6 — DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	For the Three Months Ended		For the Year Ended
	March 31, 2021		December 31, 2020
	Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
NOW accounts	$64,317	3.4%	$60,995	3.7%
Money market accounts	979,742	51.4%	865,625	52.2%
Savings accounts	23,471	1.2%	20,750	1.3%
Certificates of deposit	248,759	13.1%	236,575	14.3%
Total interest-bearing deposits	1,316,289	69.1%	1,183,945	71.3%
Noninterest-bearing deposits	589,415	30.9%	475,598	28.7%
Total deposits	$1,905,704	100.0%	$1,659,543	100.0%

The following table presents the maturities of our insured time deposits that meet or exceed the $250,000 FDIC insurance limit as of March 31, 2021.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
Time deposits under $250,000	$13,944	$15,481	$24,613	$29,207	$83,245
Time deposits over $250,000	36,553	22,484	51,806	54,671	165,514
Total	$50,497	$37,965	$76,419	$83,878	$248,759

The following tables present the maturities of our insured time deposits that meet or exceed the $250,000 FDIC insurance limit as of December 31, 2020.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
Time deposits under $250,000	$20,767	$13,258	$24,805	$19,240	$78,070
Time deposits over $250,000	40,189	35,314	42,844	40,158	158,505
Total	$60,956	$48,572	$67,649	$59,398	$236,575

As of March 31, 2021, and December 31, 2020, the Company had time deposits that meet or exceed the $250,000 FDIC insurance limit of $165.5 million and $158.5 million, respectively. Securities, mortgage loans or other financial instruments pledged as collateral for certain deposits was $53.7 million, and $54.7 million at March 31, 2021, and December 31, 2020, respectively. The aggregate amount of demand deposits that have been re-classified as loan balances at March 31, 2021, and December 31, 2020, were $0.4 million, and $0.1 million, respectively. Deposits from principal officers, directors and their affiliates at March 31, 2021, and December 31, 2020, were $12.9 million, and $12.1 million, respectively.

For time deposits having a remaining term of more than one year, the aggregate amount of maturities for each of the five years at the dates indicated.

	March 31, 2021	December 31, 2020
Less than 1 year	$164,882	$177,178
Over 1 through 2 years	82,460	57,034
Over 2 through 3 years	1,293	1,658
Over 3 through 4 years	124	705
Over 4 through 5 years	-	-
Over 5 years	-	-
Total	$248,759	$236,575

Banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. Due to the amount of transaction deposit accounts, the Bank was not required to have cash reserve requirements at March 31, 2021, and December 31, 2020. Additionally, the Company had $98.8 million and $98.9 million, in Qualified Public Deposits (“QPD”) that require collateral pledged as of March 31, 2021, and December 31, 2020.

NOTE 7 — DEBT

Subordinated Debt. On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of Marquis Bancorp, Inc. (“MBI”) at its fair value of $10.3 million. According to the terms of the subordinated note, the principal amount due is $10.0 million with a 7% fixed rate until October 30, 2021, and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on October 30, 2026, and can be redeemed by the Company anytime on or after October 30, 2021. The subordinated debt was fair valued at a discount of $0.5 million and is being amortized over the expected life.

Valley National Line of Credit. On December 19, 2019, the Company entered into a new $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. On January 7, 2021, (the “Closing Date”) the Company and Valley National Bank entered an amendment, which among other things, extended the maturity date of the note to March 19, 2021. No other material terms of the note changed. The principal balance outstanding pursuant to the note on the Closing Date was $0. As further described in Note 17 - Subsequent Events, after the quarter ended March 31, 2021, the Company and Valley National Bank entered into an extension agreement, which among other things, extended the maturity date of the note to March 1, 2022.

NOTE 8 — BORROWINGS

The Company uses short-term and long-term borrowings to supplement deposits to fund lending and investment activities.

FHLB Advances. The FHLB allows the Company to borrow up to 25% of its assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2021, approximately $285.1 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2021, we had $40.0 million in outstanding advances and $120.6 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2021	December 31, 2020
Amount outstanding at period-end	$40,000	$40,000
Weighted average interest rate at period-end	1.96%	1.96%
Maximum month-end balance during period	$40,000	$70,000
Average balance outstanding during period	40,000	58,210
Weighted average interest rate during period	1.96%	1.63%

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of March 31, 2021.

PPPLF Advances. The Company initially funded PPP loans with the PPPLF. Most of the PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. In addition, we paid off approximately $74.6 million in PPPLF advances during the three months ended March 31, 2021.

NOTE 9 — COMMON STOCK AND PREFERRED STOCK

Class A Voting Common Stock

The Company has Class A voting common stock with a par value of $0.01 per share. As of March 31, 2021, there are 50,000,000 shares authorized as Class A voting common stock of which 13,661,567 are outstanding. During the three months ended March 31, 2021, the Company issued 184,427 shares of Class A voting common stock, inclusive of 127,499 shares of restricted stock grants, 56,055 shares of options exercised, and 873 shares pursuant to the employee stock purchase program.

During the three months ended March 31, 2021, the Company repurchased 54,479 shares of Class A common stock. Further, during the same three month period, upon the vesting of a portion of restricted stock, employees of the Company elected to have 3,210 shares of Class A common voting stock withheld for tax purposes.

Class B Non-voting Common Stock

The Company has Class B non-voting common stock with a par value of $0.01 per share. As of March 31, 2021, there are 10,000,000 shares authorized as Class B non-voting common stock, none of which are outstanding.

Preferred Stock

The Company has 10,000,000 shares of undesignated and unissued preferred stock.

NOTE 10 — FAIR VALUE

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

Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of March 31, 2021 and December 31, 2020, all securities available for sale were Level 2.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements
		at March 31, 2021 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
March 31, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale - taxable
Small Business Administration loan pools	$28,882	$—	$28,882	$—
Mortgage-backed securities	24,074	—	24,074	—
United States agency obligations	2,100	—	2,100	—
Corporate bonds	2,011	—	2,011	—
Total	$57,067	$—	$57,067	$—
Available-for-sale - tax exempt
Community Development District bonds	$21,253	$—	$21,253	$—
Municipals	1,088	—	1,088	—
Total	$22,341	$—	$22,341	$—
Equity
Mutual funds	$5,914	$5,914	$—	$—
Total	$5,914	$5,914	$—	$—

		Fair Value Measurements
		at December 31, 2020 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale - taxable
Small Business Administration loan pools	$28,882	$—	$28,882	$—
Mortgage-backed securities	24,074	—	24,074	—
United States agency obligations	2,100	—	2,100	—
Corporate bonds	2,011	—	2,011	—
Total	$57,067	$—	$57,067	$—
Available-for-sale - tax exempt
Community Development District bonds	$21,253	$—	$21,253	$—
Municipals	1,088	—	1,088	—
Total	$22,341	$—	$22,341	$—
Equity
Mutual funds	$6,005	$6,005	$—	$—
Total	$6,005	$6,005	$—	$—

There were no securities reclassified into or out of Level 3 during the three months ended March 31, 2021, or for the year ended December 31, 2020.

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

Specifically, regarding the Coex loan, the carrying amount of the loan for impairment purposes was determined based on the note outstanding balance at March 31, 2021, less the non-recourse amount sold to our participant, yielding a carrying value of $0.6 million. The fair value of the collateral was determined based on a review of information obtained from the Assignee related to the collectability of the collateral adjusted for legal and disposition costs. When netted in the same percentage as the non-recourse portion of the loan, the net fair value of collateral was noted as $0.6 million. The net result of these calculations provides for no specific reserve within the Allowance for Loan and Lease Losses (“ALLL”) associated with the Coex loan or approximately 0% of the carrying value of the loan.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at March 31, 2021 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2021	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	783	—	—	783	(685)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$783	$—	$—	$783	$(685)

Fair Value Measurements
at December 31, 2020 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	818	—	—	818	(8,309)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$818	$—	$—	$818	$(8,309)

As shown above our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Company’s financial instruments (in thousands):

	March 31, 2021
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$279,810	$279,810	Level 1
Federal Funds Sold	43,919	43,919	Level 1
Securities, Available for Sale - taxable	57,769	65,862	Level 2
Securities, Available for Sale - tax exempt	21,639	21,646	Level 2
Securities, Held to Maturity	1,515	1,528	Level 2
Securities, Equity	5,914	5,914	Level 1
Loans, net	1,717,671	1,744,538	Level 3
Loans held for sale	3,608	3,718	Level 1
Accrued Interest Receivable	6,511	6,511	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,905,704	1,886,236	Level 2
Federal Home Loan Bank Advances	40,000	38,726	Level 2
Subordinated Debt	10,108	10,108	Level 2
PPPLF Advances	26,731	26,731	Level 2
Loan Participations	13,947	13,947	Level 2
Derivative SWAP	3,073	3,073	Level 2
Accrued Interest Payable	362	362	Level 2

	December 31, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$191,597	$191,597	Level 1
Federal Funds Sold	25,375	25,375	Level 1
Securities, Available for Sale	87,508	87,508	Level 2
Securities, Held to Maturity	1,547	1,561	Level 2
Securities, Equity	6,005	6,005	Level 1
Loans, net	1,644,643	1,654,671	Level 3
Bank Owned Life Insurance	37,360	37,360	Level 2
Accrued Interest Receivable	6,666	6,666	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,659,543	1,693,331	Level 2
Federal Home Loan Bank Advances	40,000	37,927	Level 2
Subordinated Debt	10,153	10,153	Level 2
PPPLF Advances	101,358	101,519	Level 2
Loan Participations	13,215	13,215	Level 2
Accrued Interest Payable	546	546	Level 2

NOTE 11 — DERIVATIVE INSTRUMENTS

During the quarter ended March 31, 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a swap dealer. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. For the three months ended March 31, 2021, the Company recorded one swap transaction for $2.1 million and recorded $28,108 in swap fees. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. Given that the one swap closed near the end of the quarter, the Company has determined that the fair value of these derivative contracts fall within Level 1 of the fair value hierarchy which means the fair value is the same as cost.

NOTE 12 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at March 31, 2021, and December 31, 2020, were as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Unfunded lines of credit	$372,561	$356,955
Commitments to extend credit	74,485	40,629
Letters of credit	11,280	13,036
Total credit extension commitments	$458,326	$410,620

NOTE 13 — REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for United States banks (Basel III rules) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for March 31, 2021, is 2.50% and for December 31, 2020, was 2.50%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2021, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021, and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

Actual and required capital amounts and ratios are presented below at March 31, 2021, and December 31, 2020. The required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital ratio
Bank	$176,109	11.6%	$121,626	8.0%	$152,032	10.0%
Company	214,223	14.1%	121,626	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	165,392	10.9%	91,219	6.0%	121,626	8.0%
Company	193,399	12.7%	91,219	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	165,392	8.2%	80,292	4.0%	100,365	5.0%
Company	193,399	9.6%	80,292	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	165,392	10.9%	68,415	4.5%	98,821	6.5%
Company	193,399	12.7%	68,415	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A

NOTE 14 — STOCK BASED COMPENSATION

Restricted Stock

An award of restricted stock involves the immediate transfer by the Company to the participant of a specific number of shares of our Class A voting common stock, which are subject to a risk of forfeiture and a restriction on transferability. This restriction will lapse following a stated period of time. The participant does not pay for the restricted stock and has all of the rights of a holder of a share of our Class A voting common stock (except for the restriction on transferability), including the right to vote and receive dividends unless otherwise determined by the Compensation Committee and set forth in the award agreement.

The Company has limited the aggregate number of shares of our Class A voting common stock to be awarded under the 2019 Equity Incentive Plan as restricted stock to 300,000 shares. The Company has 224,176 shares of restricted stock outstanding, at a weighted average exercise price of $16.82, to employees and directors under the 2019 Equity Incentive Plan as of March 31, 2021, for which the Company did not receive, nor will it receive, any monetary consideration. Therefore, there were 75,824 restricted shares available to be issued at March 31, 2021. As of March 31, 2021, there was approximately $3.3 million in unrecognized compensation expense in regard to restricted stock that will be recognized over a three year period.

NOTE 15 — LEASES

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company’s ROU assets are classified under premises and equipment on the Balance Sheet. The ROU liabilities are classified under other liabilities. The Company did not record new ROU during the three months ended March 31, 2021, and recorded $2.0 million during the year ended December 31, 2020. The total amount of ROU was $5.9 and $6.5 million at March 31, 2021, and December 31, 2020, respectively.

The Company leases certain properties and equipment under operating leases that resulted in the recognition of ROU Lease Assets of $5.7 million and Lease Liabilities of $6.0 million on the Company’s Condensed Consolidated Balance Sheets as of January 1, 2019.

ASC 842 was effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the adoption date of January 1, 2019, for ASC 842. As such, all periods presented after January 1, 2019, are under ASC 842 whereas periods presented prior to January 1, 2019, are in accordance with prior lease accounting of ASC 840. Financial information was not updated and the disclosures required under ASC 842 was not provided for dates and periods before January 1, 2019.

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

For operating leases, the lease liability and ROU asset (before adjustments) are recorded at the present value of future lease payments. ASC 842 requires the use of the lease interest rate; however, this rate is typically not known. As an alternative, ASC 842 permits the use of an entity’s fully secured incremental borrowing rate. The Company is electing to utilize the Federal Home Loan Bank FHLB Atlanta Fixed Rate Advance index, as it is the most actively used institution-specific collateralized borrowing source available to the Company.

Lease cost for the three months ended March 31, 2021 and 2020 consists of:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating Lease and Interest Cost	$467	$311
Variable Lease Cost	117	107
Total Lease Cost	$584	$418

The following table provides supplemental information related to leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating Lease - Operating Cash Flows (Fixed Payments)	$467	$311
Operating Lease - Operating Cash Flows (Liability Reduction)	$625	$253
New ROU Assets - Operating Leases	$—	$1,620
Weighted Average Lease Term (Years) - Operating Leases	5.50	5.90
Weighted Average Discount Rate - Operating Leases	3.16%	2.82%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2021 is as follows:

March 31, 2021
Operating lease payments due:
Within one year	$1,343
After one but within two years	1,351
After two but within three years	1,336
After three but within four years	1,111
After four years but within five years	1,015
After five years	922
Total undiscounted cash flows	7,078
Discount on cash flows	(1,202)
Total operating lease liabilities	$5,876

Lessor Leases

ASC 842 also impacted lessor accounting. Currently the Company does not have any lessor leases (formerly known as capital leases) to report on its financials.

Lease Termination

On June 19, 2020, the Company exercised an option to early terminate a lease for a former operational office of Marquis Bank and a branch located in Coral Gables (the “Closed Offices”). The Closed Offices were located less than one mile from the Bank’s already established Coral Gables location. The cost to exercise the option on the Closed Offices was $322.8 thousand and decreased the life of the lease by approximately 15 months. As a result of exercising the option, the lease terminated in March 2021 as opposed to June 2022. This resulted in a savings of over $400 thousand in lease payments plus expenses. The cost of the option was amortized through the end of the lease in March 2021.

NOTE 16 — BUSINESS COMBINATION

Acquisition of Marquis Bancorp, Inc.

On March 26, 2020, the Company closed its acquisition of MBI and its wholly owned subsidiary, Marquis Bank, headquartered in Coral Gables, Florida. Each share of MBI common stock issued and outstanding immediately prior to closing was converted into 1.2048 shares of the Company’s Class A common stock, with cash paid in lieu of fractional shares. The Company issued 4,227,816 shares of its Class A Common Stock as consideration in the acquisition. No MBI stockholders exercised appraisal rights. In addition, all stock options of MBI granted and outstanding on the closing date of the acquisition were converted into an option to purchase shares of the Company’s Class A Common Stock based on the exchange ratio.

MBI results of operations were included in the Company’s results beginning March 27, 2020. Acquisition-related costs of $0.7 and $1.7 million are included in non-interest expense in the Company’s income statement for the three months ended March 31, 2021, and 2020, respectively. The fair value of the Class A common shares issued as part of the consideration paid for MBI was determined on the basis of the closing price of the Company’s common shares on the acquisition date. The fair value of options included a measurement period adjustment to incorporate the fair value of options using the Black Scholes method.

The acquisition of MBI was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. Goodwill of $24.6 million arising from the acquisition consisted of operational efficiencies and potential cost savings through consolidating and integrating MBI’s operations into the Company’s existing operations. The fair values initially assigned to assets acquired and liabilities assumed were finalized during the fourth quarter of 2020. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, goodwill and time deposits was a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The following table summarizes the consideration paid for MBI and the estimated and final fair values of the assets acquired, and liabilities assumed at the date of the MBI acquisition, net of total consideration paid:

Adjusted
(In thousands, except per share data)	Fair Value
Number of MBI common shares outstanding	3,509,143
Per share exchange ratio	1.2048
Number of shares of common stock issued	4,227,816
Multiplied by common stock price per share on March 26, 2020	$15.21
Value of common stock issued	64,305
Cash paid in lieu of fractional shares	1
Fair value of MBI stock options converted to PFHD options	5,729
Fair value of total consideration transferred	$70,035

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$26,860
Securities, available for sale	27,029
Securities, held to maturity	1,466
Loans	515,304
Premises and equipment	824
Accrued interest receivable	1,525
Core deposit intangibles	1,646
Other assets	9,143
Total assets acquired	583,797

Deposits	498,110
Federal Home Loan Bank advances	25,103
Subordinated notes payable	10,285
Accrued interest payable	610
Other liabilities	4,275
Total liabilities assumed	538,383

Total identifiable net assets	45,414

Goodwill	$24,621

Acquired loans are initially recorded at their acquisition-date fair values using Level 3 inputs. Refer to Note 10, Fair Value, for a discussion of the fair value hierarchy. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for PCI loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of MBI’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a recorded balance, prior to fair value adjustments, of $539.9 million.

The credit fair value adjustment on PCI loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan. The fair value of purchased financial assets with credit deterioration was $4.6 million on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $8.8 million. The Company estimated, on the date of acquisition, that $3.6 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

For PCI loans, acquired with evidence of credit deterioration, the Company prepared a specific credit risk fair value adjustment in accordance with ASC 310-30. The fair value adjustment of $3.5 million represented the present value of expected cash flows at market participant discount rates in accordance with ASC 310-30. The accretable discount will be recognized on a level yield basis.

For loans acquired without evidence of credit deterioration, the Company prepared interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed for reasonableness. Fair value adjustments related to loans acquired without evidence of credit deterioration are recognized as interest income over the expected life of the loans.

The fair value of the core deposit intangible was determined based on a discounted cash flow method using a discount rate commensurate with market participants. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits was compared to the cost of alternative funding sources available to the Company. The expected cash flows of the deposit base included estimated attrition rates. The core deposit intangible asset was valued at $1.6 million and is being amortized over ten years using the sum-of-the years digit method.

The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit fair value adjustment of $2.8 million is being amortized into income on a level yield amortization method over the contractual life of the deposits.

The fair value adjustment of FHLB advances was determined based upon an estimated fair value received from the FHLB Atlanta. The FHLB advances fair value adjustment was $0.1 million and is being amortized over the remaining life of the advances.

The fair value of subordinated debt was determined by using a discounted cash flow method using a market participant discount rate for similar instruments. The subordinated debt was fair valued at a premium of $0.5 million and is being amortized over the expected life of the debt.

In connection with the acquisition of MBI, the Company recorded a net deferred income tax asset of $5.4 million related to MBI’s effects of fair value adjustments resulting from applying the purchase method of accounting.

NOTE 17 — SUBSEQUENT EVENTS

Pro Opp Fund LLC

On April 8, 2021, PFHD formed a separately capitalized subsidiary, Pro Opp Fund LLC. PFHD intends to use Pro Opp Fund LLC to make direct investments into a broad range of businesses indirectly, directly, or tangentially related to its core business as permitted under the U.S. Bank Holding Company Act. Pro Opp Fund LLC has initiated its evaluation of a number of potential investments and will invest accordingly subject to its due diligence review and analysis.

Valley National Line of Credit Extension

On May 10, 2021, the Company and Valley National Bank, entered into an extension agreement, which, among other things, extended the maturity date of the note to March 1, 2022. No other material terms of the note changed. The principal balance outstanding pursuant to the note on May 10, 2021, was $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis is part of Professional Holding Corp.’s (the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was previously filed with the SEC. This financial information is presented to aid in understanding the Company’s financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 “Summary of Significant Accounting Policies - Basis of Presentation” to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2021, compared to the three months ended March 31, 2020, for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2021, compared to December 31, 2020.

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

Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:

●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
●	the duration and severity of the COVID-19 pandemic, both in our principal area of operations and nationally, and the impact of the pandemic, including the government’s responses to the pandemic, on our and our customers’ operations, personnel, and business activity (including developments and volatility), as well as the pandemic’s impact on the credit quality of our loan portfolio and on financial market and general economic conditions;
●	the frequency and magnitude of foreclosure of our loans;
●	changes in the securities, real estate markets and commodities markets (including fluctuations in the price of coffee or oil);
●	our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
●	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
●	increased competition and its effect on pricing of our products and services as well as our margins;
●	legislative or regulatory changes;
●	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;

●	the Professional Bank’s (the “Bank”) ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
●	changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;
●	our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
●	negative publicity and the impact on our reputation;
●	our ability to attract and retain highly qualified personnel;
●	technological changes;
●	cybersecurity risks including security breaches, computer viruses, and data processing system failures and errors;
●	our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
●	changes in monetary and fiscal policies of the U.S. Government and the Federal Reserve;
●	inflation, interest rate, unemployment rate, market, and monetary fluctuations;
●	the efficiency and effectiveness of our internal control environment;
●	the ability of our third-party service providers to continue providing services to us and clients without interruption;
●	geopolitical developments;
●	the effects of harsh weather conditions, including hurricanes, and other natural disasters (including pandemics such as COVID-19) man-made disasters;
●	potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
●	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●	changes in consumer spending and saving habits;
●	growth and profitability of our noninterest income; and
●	anti-takeover provisions under federal and state law as well as our governing documents.

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

Executive Overview

Highlights of our performance and financial condition as of and for the three months ended March 31, 2021, and other key events that have occurred during 2021 are provided below.

Results of Operations for the three months ended March 31, 2021

●	Net income increased $6.1 million, or 463.3%, to $4.8 million compared to the three months ended March 31, 2020.
●	Pre-tax pre-provision earnings (non-GAAP, see Explanation of Certain Unaudited Non-GAAP Financial Measures) increased $7.8 million to $7.2 million compared to the three months ended March 31, 2020, primarily due to our organic growth and the MBI acquisition.
●	Net interest income increased $9.8 million, or 121.8%, to $17.9 million compared to the three months ended March 31, 2020, primarily due to increased loan portfolio growth and decreased cost of funds to the Company.
●	Noninterest income increased $0.3 million, or 30.7%, to $1.1 million compared to the three months ended March 31, 2020, primarily due to increased service charges on deposit accounts, additional BOLI income due to increase in policy on December 21, 2020, increased SBA origination fees, offset by accelerated depreciation on retired fixed assets due to the MBI lease termination.
●	Noninterest expense increased $2.3 million, or 24.3%, to $11.8 million compared to the three months ended March 31, 2020. The increase was due in part to additional employees from the MBI acquisition and the opening of the New England loan production office. To a lesser extent, we had increased data processing and professional fees due to our organic growth, offset by a decrease in MBI acquisition expenses.

Financial Condition

At March 31, 2021:

•	Total assets increased 8.6%, or $0.2 billion, to $2.2 billion, compared to December 31, 2020.
•

Total loans increased 4.3%, or $72.1 million, to $1.7 billion, compared to December 31, 2020. We experienced growth across all loan types due to new originations. New loan originations were $227.7 million ($131.3 million of conventional and $96.4 million of Payroll Protection Program (“PPP”)). The Company’s PPP loan balance increased $20.9 million, or 11.0%, compared to December 31, 2020.

•

Nonperforming assets decreased $7.6 million, or 73.4%, to $2.8 million compared to December 31, 2020, primarily driven by the partial charge off of the Coex Coffee International Inc. (“Coex”) loan, which was previously reserved.

•

The Company maintained its strong capital position. As of March 31, 2021, we were well-capitalized with a total risk-based capital ratio of 14.1%, and a leverage capital ratio of 9.6%. As of December 31, 2020, all of our regulatory capital ratios exceeded the thresholds to be well-capitalized under the applicable bank regulatory requirements.

Operating Results

Results of Operations for the three months ended March 31, 2021 and 2020

The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Change
Interest income	$19,772	$11,020	79.4%
Interest expense	1,893	2,959	(36.0)%
Net Interest income	17,879	8,061	121.8%
Provision for loan losses	1,038	845	22.8%
Net interest income after provision	16,841	7,216	133.4%
Noninterest income	1,119	856	30.7%
Noninterest expense	11,788	9,486	24.3%
Income(loss) before income taxes	6,172	(1,414)	536.5%
Income tax expense(benefit)	1,387	(97)	1,529.9%
Net income(loss)	$4,785	$(1,317)	463.3%

Net income for the three months ended March 31, 2021, was $4.8 million, an increase of $6.1 million, or 463.3%, compared to the net loss for the three months ended March 31, 2020. Interest income increased $8.8 million while interest expense decreased $1.1 million, resulting in a net interest income increase of $9.8 million for the three months ended March 31, 2021, compared to the same period in the prior year. The increase in our interest income was primarily due to increased loan portfolio growth and decreased cost of funds to the Company. Provision for loan losses increased by $0.2 million for the three months ended March 31, 2021, compared to the same period in the prior year. The increase in the provision was made primarily in support of continued loan growth, exclusive of PPP loans. The increase in noninterest expense for the three months ended March 31, 2021, compared to the same period in the prior year was primarily due to increased salaries and benefits from additional employee headcount and increased occupancy and equipment expense due to the opening of the New England loan production office.

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

Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment rates, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, the economic and competitive conditions in the Miami-Dade MSA, as well as developments affecting the real estate, technology, government services, hospitality and tourism and financial services sectors within the Miami-Dade MSA. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.

The following table shows the average outstanding balance of each principal category of our assets, liabilities and stockholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

	For the Three Months Ended March 31,
	2021			2020
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$179,127	$46	0.10%	$184,497	$585	1.28%
Federal funds sold	44,264	16	0.15%	34,943	119	1.37%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,965	95	4.84%	5,296	79	6.00%
Investment securities - taxable	69,797	179	1.04%	44,982	213	1.90%
Investment securities - tax exempt	21,639	203	3.80%	1,126	9	3.21%
Loans(1)	1,663,532	19,233	4.69%	813,070	10,015	4.95%
Total interest earning assets	1,986,324	19,772	4.04%	1,083,914	11,020	4.09%
Loans held for sale	1,354			675
Noninterest earning assets	129,296			59,525
Total assets	2,116,974			1,144,114
Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,208,741	1,317	0.44%	762,967	2,626	1.38%
Borrowed funds	146,408	576	1.60%	60,000	333	2.23%
Total interest-bearing liabilities	1,355,149	1,893	0.57%	822,967	2,959	1.45%
Noninterest-bearing liabilities
Noninterest-bearing deposits	524,114			194,222
Other noninterest-bearing liabilities	18,629			12,142
Stockholders’ equity	219,082			114,783
Total liabilities and stockholders’ equity	$2,116,974			$1,144,114
Net interest spread(2)			3.47%			2.64%
Net interest income		$17,879			$8,061
Net interest margin(3)			3.65%			2.99%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $2.7 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

	For the Three Months Ended March 31, 2021
	Compared to 2020
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(17)	$(522)	$(539)
Federal funds sold	32	(135)	(103)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	40	(24)	16
Investment securities - taxable	118	(152)	(34)
Investment securities - tax exempt	164	30	194
Loans	10,476	(1,258)	9,218
Total	$10,813	$(2,061)	$8,752
Interest expense
Interest-bearing deposits	1,534	(2,843)	(1,309)
Borrowed funds	480	(237)	243
Total	$2,014	$(3,080)	$(1,066)

Net interest income increased by $9.6 million to $17.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Our total interest income was impacted by an increase in interest earning assets, primarily due to increased balances in our loan portfolio and decreased cost of funds to the Company, offset by accretion of fair value marks on previously acquired assets and liabilities. Average total interest earning assets were $2.0 billion for the three months ended March 31, 2021, compared with $1.1 billion for the three months ended March 31, 2020. The annualized yield on those interest earning assets decreased 6 basis points to for the three months ended March 31, 2021, due to loans repricing, coupled with higher yielding loan payoffs. The increase in the average balance of interest earning assets was driven almost entirely by growth in our loan portfolio of $374.6 million, or 27.9%, compared to for the three months ended March 31, 2021. The growth in the loan portfolio was due to our growth, coupled with the MBI acquisition in the first quarter of 2020, and our participation in the PPP.

Average interest-bearing liabilities increased due to organic growth and grew by $532.2 million, or 64.7%, for the three months ended March 31, 2021. The increase was primarily due to a $445.8 million increase in the average balance of interest-bearing deposits, or 58.4%. The increase in the average balance of interest-bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, and, to a lesser extent, savings accounts. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.57% for the three months ended March 31, 2021, compared to 1.45% for the three months ended March 31, 2020. Annualized average interest rate paid on interest-bearing deposits decreased 94 basis points to 0.44% and the annualized average interest rate paid on borrowed funds decreased by 63 basis points to 1.60%. The decreases in annualized average interest rates primarily reflected a decrease in market interest rates due to decreases in the federal funds target interest rate during the three months ended March 31, 2021. For the three months ended March 31, 2021, our average other noninterest-bearing liabilities increased $6.5 million, or 53.4%, compared to the three months ended March 31, 2020. Average noninterest-bearing deposits also increased $329.9 million, or 169.9%, compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, our annual net interest margin was 3.65% and net interest spread was 3.47%. For the three months ended March 31, 2020, annual net interest margin was 2.99% and net interest spread was 2.64%.

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

Our provision for loan losses amounted to $1.0 million for the three months ended March 31, 2021, and $0.8 million for the three months ended March 31, 2020. The increase from 2020 to 2021 was made primarily to support continued loan growth, exclusive of PPP loans. We recorded one net charge-off for $7.6 million for the three months ended March 31, 2021. We did not record any net charge-offs for the three months ended March 31, 2020. Our allowance for loan losses as a percentage of total loans (excluding PPP loans and overdrafts) was 0.63% at March 31, 2021, compared to 1.10% at December 31, 2020.

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

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$395	$222	77.9%
Income from Bank owned life insurance	282	129	118.6%
Gain on sale and call of securities	1	4	(75.0)%
SBA origination fees	145	30	383.3%
SWAP fees	209	263	(20.5)%
Third party loan sales	75	110	(31.8)%
Other	12	98	(87.8)%
Total noninterest income	$1,119	$856	30.7%

Noninterest income for the three months ended March 31, 2021, was $1.1 million, a $0.3 million or 30.7% increase compared to noninterest income of $0.9 million for the three months ended March 31, 2020. The increase was primarily due to increased deposit account service charges of $0.2 million, or 77.9%, increased SBA origination fees of $0.1 million, or 383.3%, and increased BOLI income of $0.2 million, or 118.6% during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was offset by a decrease in interest rate swap fee income, fewer third-party residential loan sales, and the accelerated depreciation of premises and equipment from the MBI headquarters lease termination of $0.1 million, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a swap dealer. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the swap. For the three months ended March 31, 2021, the Company recorded one swap transaction for $2.1 million and recorded $28,108 in swap fees. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. Given that the one swap closed at the end of the quarter, the Company has determined that the fair value is the same as cost, so that fair value of these derivative contracts fall within Level 1 of the fair value hierarchy.

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

	Three Months Ended March 31,
			Increase
(Dollars in thousands)	2021	2020	(Decrease)
Noninterest expense
Salaries and employee benefits	$6,784	$5,263	28.9%
Occupancy and equipment	1,102	774	42.4%
Data processing	290	176	64.8%
Marketing	153	137	11.7%
Professional fees	628	355	76.9%
Acquisition expenses	684	1,663	(58.9)%
Regulatory assessments	349	214	63.1%
Other	1,798	904	98.9%
Total noninterest expense	$11,788	$9,486	24.3%

Noninterest expense amounted to $11.8 million for the three months ended March 31, 2021, an increase of $2.3 million, or 24.3%, compared to for the three months ended March 31, 2020. The increase was primarily due to greater salaries and benefits from additional employee headcount and increased occupancy and equipment expense due to the opening of the New England loan production office. To a lesser extent, the noninterest expense increase resulted from increased data processing and professional fees due to our organic growth, offset by a decrease in acquisition expenses from the MBI acquisition that closed during the three months ended March 31, 2020.

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

Income tax expense was $1.4 million for the three months ended March 31, 2021, compared to an income tax benefit of $0.1 million for the three months ended March 31, 2020. Our effective tax rates for those periods were 22.5% and 6.8%, respectively. The change in the effective tax rate was due to the decrease in nondeductible expenses, primarily acquisition related costs, and increase in tax-exempt income. The nondeductible expenses for March 31, 2020, decreased the tax benefit recorded due a net loss position.

Financial Condition

Balance Sheet Analysis

The following sections provide expanded discussion of the significant changes in certain line items in asset, liability and stockholder’s equity categories.

For the three months ended March 31, 2021, our total assets increased 8.6%, or $0.2 billion, compared to December 31, 2020. Total loans increased 4.3%, or $72.1 million, compared to December 31, 2020, as a result of the third round of the PPP and new organic origination. New loan originations were $227.7 million ($131.3 million of conventional and $96.4 million of PPP). The Company’s PPP loan balance increased $20.9 million, or 11.0%, from December 31, 2020. Interest-bearing deposits at other financial institutions increased due to our desire to maintain our excess liquidity in more liquid assets due to our continued robust demand for loans. Stockholders’ equity increased $4.5 million, or 2.1%, compared to December 31, 2020, primarily due to net income of $4.8 million for the three months ended March 31, 2021, offset by repurchases of the Company’s Class A voting common stock.

Cash and Cash Equivalents

Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. Cash and cash equivalents increased $106.8 million, or 49.2%, compared to December 31, 2020, primarily due to an increase in interest-bearing deposits because of our desire to maintain excess liquidity in more liquid assets to fund our loan growth. As we continue to grow, so do our liquidity needs.

Banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements at March 31, 2021 and 2020, was $0 and $0, respectively.

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

Our investment portfolio decreased $8.3 million, or 8.7%, to $86.8 million compared to December 31, 2020, primarily due to investment redemptions, paydowns, and maturities. To supplement interest income earned on the Company’s loan portfolio, the Company invests in high quality mortgage-backed securities, government agency bonds, corporate bonds, community development district bonds, and equity securities (including mutual funds).

The following tables summarize the contractual maturities and weighted-average yields of investment securities as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale - taxable
Small Business Administration loan pools	$29,008	$28,882	$30,678	$30,556
Mortgage-backed securities	23,880	24,074	28,514	28,922
United States agency obligations	2,000	2,100	3,000	3,122
Corporate bonds	2,000	2,011	2,501	2,510
Total	$56,888	$57,067	$64,693	$65,110
Securities Available for Sale - tax exempt
Community Development District bonds	$20,579	$21,253	$20,582	$21,299
Municipals	1,060	1,088	1,064	1,099
Total	$21,639	$22,341	$21,646	$22,398
Securities Held to Maturity
Mortgage-backed securities	314	327	345	359
United States Treasury	201	201	202	202
Foreign Bonds	1,000	1,000	1,000	1,000
Total	$1,515	$1,528	$1,547	$1,561
Equity Securities
Mutual Funds	5,914	5,914	6,005	6,005
Total	$5,914	$5,914	$6,005	$6,005

			More than One Year		More than Five Years
	One Year or Less		Through Five Years		Through 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
At March 31, 2021		Average		Average		Average		Average			Average
(Dollars in thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Fair Value	Yield
Securities Available for Sale - taxable
Small Business Administration loan pools	$—	—%	$3	—%	$21,718	1.44%	$7,287	1.66%	$29,008	$28,882	1.39%
Mortgage-backed securities	—	—%	—	—%	5,590	0.88%	18,290	1.76%	23,880	24,074	1.55%
United States agency obligations	1,000	2.54%	1,000	2.66%	—	—%	—	—%	2,000	2,100	2.60%
Corporate bonds	500	0.90%	1,500	1.24%	—	—%	—	—%	2,000	2,011	1.15%
Total	$1,500	2.56%	$2,503	1.81%	$27,308	1.33%	$25,577	1.73%	$56,888	$57,067	1.49%
Securities Available for Sale - tax exempt
Community Development District bonds	$—	—%	$19,865	3.63%	$399	4.70%	$315	3.00%	$20,579	$21,253	3.86%
Municipals	—	—%	530	1.64%	530	1.86%	—	—%	1,060	1,088	1.75%
Total	$—	—%	$20,395	3.58%	$929	3.08%	$315	3.00%	$21,639	$22,341	3.76%
Securities Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	314	2.64%	314	327	2.64%
United States Treasury	201	0.18%	—	—%	—	—%	—	—%	201	201	0.18%
Foreign Bonds	1,000	0.40%	—	—%	—	—%	—	—%	1,000	1,000	0.40%
Total	$1,201	0.36%	$—	—%	$—	—%	$314	2.64%	$1,515	$1,528	0.84%
Equity Securities
Mutual Funds	5,914	1.18%	—	—%	—	—%	—	—%	5,914	5,914	1.18%
Total	$5,914	1.18%	$—	—%	$—	—%	$—	—%	$5,914	$5,914	1.18%

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, construction and development and other consumer loans. Our loan clients primarily consist of small to medium sized businesses, the owners and operators of these businesses as well as other professionals, entrepreneurs and high net worth individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Miami-Dade MSA. The following table summarizes and provides additional information about certain segments of our loan portfolio as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$820,465	47.2%	$777,776	46.7%
Owner Occupied	305,932	—	286,992	—
Non-Owner Occupied	514,533	—	490,784	—
Residential real estate	369,234	21.2%	380,491	22.8%
Commercial (Non-PPP)	232,170	13.4%	206,665	12.4%
Commercial (PPP)	210,862	12.1%	189,977	11.4%
Construction and development	93,302	5.4%	99,883	6.0%
Consumer and other loans	12,563	0.7%	11,688	0.7%
Total loans	$1,738,596	100.0%	$1,666,480	100.0%
Unearned loan origination (fees) costs, net	(1,489)		(1,323)
Unearned PPP loan origination (fees) costs, net	(5,708)		(4,255)
Allowance for loan loss	(9,656)		(16,259)
Loans, net(1)	$1,721,743		$1,644,643

(1)	Does not include loan control, loan participation control or loans in process.

Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of March 31, 2021, we had $305.9 million of owner-occupied commercial real estate loans and $514.5 million of investment commercial real estate loans, representing 37.3% and 62.7%, respectively, of our commercial real estate portfolio. As of March 31, 2021, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.2 million for owner-occupied and $1.7 million for non-owner occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. As of March 31, 2021, we did not have any commercial real estate loans with a loan to value over 100%. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of March 31, 2021, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 47.9% and 50.6%, respectively and debt service coverage ratios were 2.33x and 1.73x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $1.0 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Auto (Car Lot/Auto Repair)	$27,726	3.4%	$22,483	2.9%
Educational Facility	14,205	1.7%	14,328	1.8%
Gas Station	64,366	7.8%	64,162	8.2%
Hotel	60,037	7.3%	54,324	7.0%
Mixed Use	32,762	4.0%	29,987	3.9%
Multifamily	107,245	13.1%	98,837	12.7%
Office	111,497	13.6%	111,850	14.4%
Other / Special Use	59,549	7.3%	41,739	5.4%
Religious Facility	8,244	1.0%	8,450	1.1%
Retail	193,585	23.6%	192,105	24.7%
Vacant Land	7,835	1.0%	7,847	1.0%
Warehouse	133,414	16.3%	131,664	16.9%
Total	$820,465	100.0%	$777,776	100.0%

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Broward	$124,152	15.1%	$118,408	15.2%
Miami-Dade	508,359	62.0%	501,168	64.4%
Palm Beach	136,649	16.7%	113,405	14.6%
Other FL County	26,915	3.3%	27,154	3.5%
Out of State	24,390	3.0%	17,641	2.3%
Total	$820,465	100.0%	$777,776	100.0%

As of March 31, 2021, non-owner occupied commercial real estate loans of $514.5 million represented 33.8% of total risk-weighted assets.

Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of March 31, 2021, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 53.8%, 50.3% and 51.2%, respectively. We require construction and development loans to establish an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
1 – 4 Family Construction	$41,845	44.8%	$45,209	45.3%
Commercial Construction	30,290	32.5%	34,082	34.1%
Land Development	4,714	5.1%	5,789	5.8%
Vacant Land	16,453	17.6%	14,803	14.8%
Total	$93,302	100.0%	$99,883	100.0%

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
Broward	$17,536	18.8%	$21,737	21.8%
Miami-Dade	55,053	59.0%	57,192	57.3%
Palm Beach	15,249	16.3%	15,137	15.2%
Other FL County	5,464	5.9%	5,817	5.8%
Total	$93,302	100.0%	$99,883	100.0%

As of March 31, 2021, total construction and land development loans of $93.3 million represented 6.1% of total risk-weighted assets.

Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 20% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $58.0 million, or approximately 15.7% of our residential loan portfolio as of March 31, 2021. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.7 million as of March 31, 2021. As of March 31, 2021, we did not have any residential real estate loans with a loan to value over 100%. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following chart shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of March 31, 2021			As of December 31, 2020
(Dollars in thousands)	Amount	Percent	LTV (%)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$262,458	71.1%	56.7%	$270,960	71.2%	57.8%
Investor Owned Residences	45,119	12.2%	53.4%	48,026	12.6%	50.7%
HELOC	58,049	15.7%	55.6%	60,235	15.8%	57.1%
Loans Held for Sale and PennyMac	3,608	1.0%	0.0%	1,270	0.3%	0.0%
Total	$369,234	100.0%		$380,491	100.0%

Commercial Loans. In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the non-PPP loans in our commercial loan portfolio was $0.5 million as of March 31, 2021. As of March 31, 2021, non-PPP commercial loans was $232.2 million, and PPP commercial loans was $210.9 million. For commercial loans over $0.5 million, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of March 31, 2021, the debt service coverage ratio for our Bank commercial loan portfolio was approximately 2.59x for non-PPP loans, excluding approximately 3.4% of the commercial loan portfolio that is cash secured. Most commercial business loans, which include PPP loans, are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following chart shows our commercial loan portfolio by industry segment as of March 31, 2021.

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Loans
Business Products	$1,147	0.5%	$1,163	0.6%
Business Services	52,804	22.7%	29,584	14.3%
Communication	17,825	7.7%	17,740	8.6%
Construction	18,687	8.0%	19,269	9.3%
Finance	54,458	23.5%	56,652	27.4%
Healthcare	7,926	3.4%	7,379	3.6%
Services	37,105	16.0%	23,319	11.3%
Technology	827	0.4%	853	0.4%
Trade	34,901	15.0%	44,359	21.5%
Transportation	1,862	0.8%	2,928	1.4%
Other	4,628	2.0%	3,419	1.7%
Total	$232,170	100.0%	$206,665	100.0%

Consumer and Other Loans. We offer consumer, or retail credit, to individuals for household, family, or other personal expenditures. Generally, these are either in the form of closed-end/installment credit loans or open-end/revolving credit loans. Occasionally, we will make unsecured consumer loans to highly qualified clients in amounts up to $250,000 with up to three-year repayment terms.

The following chart illustrates our gross loans and weighted average loan-to-value ratio for our collateralized loan portfolio as of the end of the periods indicated.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at March 31, 2021.

	March 31, 2021
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$69,071	$230,970	$520,424	$820,465
Residential Real Estate	18,484	19,384	331,366	369,234
Commercial*	86,770	252,403	103,859	443,032
Construction and Development	31,827	34,533	26,942	93,302
Consumer and Other	4,041	5,903	2,619	12,563
Total loans	$210,193	$543,193	$985,210	$1,738,596
Amounts with fixed rates	$106,354	$497,368	$953,861	$1,557,583
Amounts with floating rates	$103,839	$45,825	$31,349	$181,013
*Includes Paycheck Protection Program (PPP) loans.
	December 31, 2020
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$63,277	$221,328	$493,171	$777,776
Residential Real Estate	16,386	23,832	340,273	380,491
Commercial*	93,338	232,428	70,876	396,642
Construction and Development	37,205	30,165	32,513	99,883
Consumer and Other	5,619	3,855	2,214	11,688
Total loans	$215,825	$511,608	$939,047	$1,666,480
Amounts with fixed rates	$110,152	$473,839	$953,861	$1,537,852
Amounts with floating rates	$105,673	$37,769	$(14,814)	$128,628
*Includes Paycheck Protection Program (PPP) loans.

Paycheck Protection Program

The Company participated in the PPP and funded 2,113 small business loans representing $322.5 million in relief proceeds under all three rounds of the PPP. During the first quarter of 2021, the Company funded 608 loans representing $96.4 million under Round Three of the PPP. Through the Company’s online PPP application and loan closing documentation process, there have been 1,062 loans submitted for forgiveness for a total of $160.4 million, or 70.9% of total PPP loan volume from Rounds One and Two as of March 31, 2021. From the total loans submitted for forgiveness, 913 loans representing $110.8 million, were forgiven and removed from the balance sheet. Most of the PPP loans were initially pledged to the Federal Reserve as part of the Payroll Protection Program Liquidity Facility ("PPPLF"). The PPPLF pledged loans are non-recourse to the Company. In addition, we paid off approximately $74.6 million in PPPLF advances during the three months ended March 31, 2021. PPP loan fees recognized during the three months ended March 31, 2021, were $2.5 million and PPP loan fees outstanding at March 31, 2021, were $5.7 million.

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans accruing over 90 days or greater past due as of March 31, 2021.

We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $1.0 million. We also engage in semi-annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $2.8 million as of March 31, 2021, or 0.12% of total assets. We had nonperforming assets of $10.4 million as of December 31, 2020, or 0.51% of total assets. The decrease in nonperforming assets was primarily driven by the $7.6 million charge off of the Coex loan, which amount was previously reserved during the third quarter of 2020. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, which was a primary factor in the recent increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual Loans
Commercial real estate	$—	$—
Residential real estate	—	—
Commercial	1,468	9,127
Construction and development	—	—
Consumer and other loans	1,307	1,307
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$2,775	$10,434
Other real estate owned	—	—
Total nonperforming assets	$2,775	$10,434
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$272	$298
Ratio of nonperforming loans to total loans	0.16%	0.63%
Ratio of nonperforming assets to total assets	0.12%	0.51%

Credit Quality Indicators

We strive to manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by our management team and approved by our Board of Directors (“Board”). We have established a Risk Committee at the Bank level which oversees, among other things, risks associated with our lending activities and enterprise risk management. Our written loan policies document underwriting standards, approval levels, exposure limits and other limits or standards that our management team and Board deem appropriate for an institution of our size and character. Loan portfolio diversification at the obligor, product and geographic levels are actively managed to mitigate concentration risk, to the extent possible. In addition, credit risk management includes an independent credit review process that assesses compliance with policies, risk rating standards and other critical credit information. In addition, we adhere to sound credit principles and evaluate our clients’ borrowing needs and capacity to repay, in conjunction with their character and financial history. Our management team and Board place significant emphasis on balancing a healthy risk profile and sustainable growth. Specifically, our approach to lending seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits. We believe that our credit culture is a key factor in our relatively low levels of nonperforming loans and nonperforming assets compared to other institutions within our market.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $1.0 million, other than residential real estate loans, are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as “substandard” or “special mention” are reviewed quarterly for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded at initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, we will determine the appropriate loan grade. Loans excluded from the review process above are generally classified as “pass” credits until: (a) they become past due; (b) management becomes aware of deterioration in the creditworthiness of the borrower; or (c) the client contacts us for a modification. In these circumstances, the loan is specifically evaluated for potential reclassification to special mention, substandard, doubtful, or even a charged-off status. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial real estate	$818,139	$—	$2,326	$—	$820,465
Residential real estate	369,234	—	—	—	369,234
Commercial	441,111	453	1,468	—	443,032
Construction and land development	93,302	—	—	—	93,302
Consumer	11,256	—	1,307	—	12,563
Total	$1,733,042	$453	$5,101	$—	$1,738,596

December 31, 2020
Commercial real estate	$775,420	$—	$2,356	$—	$777,776
Residential real estate	380,062	429	—	—	380,491
Commercial	387,403	112	9,127	—	396,642
Construction and land development	99,883	—	—	—	99,883
Consumer	10,381	—	1,307	—	11,688
Total	$1,653,149	$541	$12,790	$—	$1,666,480

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

The second component is a general reserve on all loans other than those identified as impaired. General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction and development, residential real estate, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool. The following table analyzes the activity in the allowance over the past two years and for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,		For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2020	2019
Balance at beginning of period	$16,259	$6,548	$6,548	$5,685
Charge-offs
Commercial real estate	—	—	—	—
Residential real estate	—	—	(207)	—
Commercial	(7,641)	—	(99)	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	—
Total Charge-offs	(7,641)	—	(306)	—
Recoveries
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	1
Total recoveries	—	—	—	1
Net charge-offs (recoveries)	(7,641)	—	(306)	—
Provision for loan losses	1,038	845	10,017	862
Balance at end of period	$9,656	$7,393	$16,259	$6,548
ALLL as a percentage of loans (excluding PPP loans) at end of period	0.63%	0.55%	1.10%	0.83%
ALLL as a multiple of net charge-offs	1.3	N/A	53.1	N/A
ALLL as a percentage of nonperforming loans	348.0%	183.4%	155.8%	287.2

Our allowance for loan losses was $9.7 million at March 31, 2021, compared to $16.3 million at December 31, 2020, a decrease of 40.6%. The decrease was primarily driven by the partial charge off of the Coex loan which was previously reserved. At March 31, 2021, our allowance for loan losses was 0.63% of total gross loans (net of overdrafts and excluding PPP loans) and provided coverage of 348.0% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 1.10% as of December 31, 2020. We believe our allowance at March 31, 2021, was adequate to absorb probable incurred losses inherent in our loan portfolio. The following table provides an allocation of the allowance for loan losses to specific loan types as of March 31, 2021, and December 31, 2020.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$3,482	36.1%	$3,159	19.4%
Residential real estate	2,188	22.7%	2,177	13.4%
Commercial	3,521	36.5%	10,462	64.3%
Construction and development	404	4.2%	388	2.4%
Consumer and other	61	0.6%	73	0.4%
Total allowance for loan losses	$9,656	100.0%	$16,259	100.0%

At March 31, 2021, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $5.4 million, of which $2.8 million required a specific reserve of $0.7 million, compared to a recorded investment in impaired loans of $13.1 million, of which $10.4 million required a specific reserve of $8.3 million at December 31, 2020.

Impaired loans also include certain loans that were modified as troubled debt restructurings (“TDR”) At March 31, 2021, we had two loans amounting to $0.3 million that were considered to be TDRs, compared to the same two loans amounting to $0.3 million at December 31, 2020. We did not allocate any specific reserves to loans that have been modified as TDRs as of March 31, 2021, and December 31, 2020.

Deposits

Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We had outstanding public deposits of $98.8 million and $98.9 million, at March 31, 2021, and December 31, 2020, respectively. Additionally, we supplement our deposits with wholesale funding sources such as Quickrate, brokered deposits and FHLB advances. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of March 31, 2021, and December 31, 2020, these wholesale deposits represented 3.7% and 4.3%, respectively, of our total deposits.

Interest-bearing deposits increased $132.3 million, or 11.2%, from December 31, 2020 to March 31, 2021, primarily due to a $114.1 million increase in money market account balances from organic growth. In order to fund our loan growth, all of our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 47 basis points to for the three months ended March 31, 2021. The decrease in average rates paid on interest-bearing deposits was a result of a continued decrease in market rates of interest during the three months ended March 31, 2021. As of March 31, 2021, we had approximately $30.0 million in brokered deposits representing 1.6% of total deposits. Brokered deposits decreased approximately $0.1 million, or 0.3%, compared to December 31, 2020. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	For the Three Months Ended		For the Year Ended
	March 31, 2021		December 31, 2020
	Average		Average
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
NOW accounts	$60,162	0.25%	$54,070	0.35%
Money market accounts	882,672	0.37%	701,084	0.78%
Savings accounts	25,064	0.37%	15,496	0.55%
Certificates of deposit	240,843	0.76%	218,951	1.52%
Total interest-bearing deposits	1,208,741	0.44%	989,601	0.91%
Noninterest-bearing deposits	524,114	—%	410,357	—%
Total deposits	$1,732,855	0.31%	$1,399,958	0.65%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Three Months Ended		For the Year Ended
	March 31, 2021		December 31, 2020
	Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
NOW accounts	$64,317	3.4%	$60,995	3.7%
Money market accounts	979,742	51.4%	865,625	52.2%
Savings accounts	23,471	1.2%	20,750	1.3%
Certificates of deposit	248,759	13.1%	236,575	14.3%
Total interest-bearing deposits	1,316,289	69.1%	1,183,945	71.3%
Noninterest-bearing deposits	589,415	30.9%	475,598	28.7%
Total deposits	$1,905,704	100.0%	$1,659,543	100.0%

The following table presents the maturities of our certificates of deposit as of March 31, 2021.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
Time deposits under $100,000	$3,583	$4,032	$6,082	$6,099	$19,796
Time deposits over $100,000	46,914	33,934	70,337	77,778	228,963
Total	$50,497	$37,966	$76,419	$83,877	$248,759

The following table presents the maturities of our certificates of deposit as of December 31, 2020.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
Time deposits under $100,000	$5,429	$3,392	$6,691	$4,602	$20,114
Time deposits over $100,000	55,527	45,180	60,959	54,795	216,461
Total	$60,956	$48,572	$67,650	$59,397	$236,575

Debt

Subordinated Debt. On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of MBI at its fair value of $10.3 million. According to the terms of the subordinated note, the principal amount due is $10.0 million with a 7% fixed rate until October 30, 2021, and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on October 30, 2026 and can be redeemed by the Company anytime on or after October 30, 2021. The subordinated debt was fair valued at a discount of $0.5 million and is being amortized over the expected life.

Valley National Line of Credit. On December 19, 2019, the Company entered into a $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. On January 7, 2021, and May 10, 2021, the Company and Valley National Bank, entered into extension agreements, which, among other things, extended the maturity date of the note to March 19, 2021, and March 1, 2022, respectively. No other material terms of the note changed. The principal balance outstanding pursuant to the note on May 10, 2021, was $0.

Borrowings

We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.

FHLB Advances. The Federal Home Loan Bank (“FHLB”) allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2021, approximately $285.1 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2021, we had $40.0 million in outstanding advances and $120.6 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2021	December 31, 2020
Amount outstanding at period-end	$40,000	$40,000
Weighted average interest rate at period-end	1.96%	1.96%
Maximum month-end balance during period	$40,000	$70,000
Average balance outstanding during period	40,000	58,210
Weighted average interest rate during period	1.96%	1.63%

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of March 31, 2021.

PPPLF Advances. The Company initially funded PPP loans with the PPPLF. Most of the PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. In addition, we paid off approximately $74.6 million in PPPLF advances during the three months ended March 31, 2021, and had none remaining as of April 30, 2021.

Liquidity and Capital Resources

Capital Resources

Stockholders’ equity increased $4.5 million, or 2.1%, to $220.0 million at March 31, 2021, compared to December 31, 2020, primarily due to net income of $4.8 million for the three months ended March 31, 2021, offset by repurchases of the Company’s Class A voting common stock.

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

In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion, which we refer to below as “covered” banking organizations. We were required to implement the new Basel III capital standards as of January 1, 2015, and January 1, 2018, respectively.

As of March 31, 2021, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

The following table presents our regulatory capital ratios as of March 31, 2021 and December 31, 2020. The amounts presented exclude the capital conservation buffer.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital ratio
Bank	$176,109	11.6%	$121,626	8.0%	$152,032	10.0%
Company	214,223	14.1%	121,626	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	165,392	10.9%	91,219	6.0%	121,626	8.0%
Company	193,399	12.7%	91,219	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	165,392	8.2%	80,292	4.0%	100,365	5.0%
Company	193,399	9.6%	80,292	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	165,392	10.9%	68,415	4.5%	98,821	6.5%
Company	193,399	12.7%	68,415	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A

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

At March 31, 2021, we had the ability to generate approximately $316.5 million in additional liquidity through all of our available resources beyond our overnight funds sold position. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is currently sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. At March 31, 2021, and December 31, 2020, there were $242.2 million and $227.8 million in total loans pledged to the FHLB for liquidity. Our portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our portfolio was 3.20 years and 3.02 years at March 31, 2021, and December 31, 2020, respectively, and had a net unrealized pre-tax gain of $0.9 million and $1.2 million, respectively, in our available for sale securities portfolio as of those dates.

As we deploy our capital and continue to grow our operations, we maintain cash in our holding company for added liquidity. As of March 31, 2021, cash held at the holding company was approximately $38.0 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $44.3 million during 2021 compared to an average net overnight funds sold position of $39.6 million for the year ended December 31, 2020. As we have continued to experience high organic growth, we have preferred to maintain our excess liquidity in readily available assets, such as federal funds sold and cash at other depository institutions, as opposed to less liquid, but higher yielding, assets, like investment securities.

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

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2021.

			Due After
		Due after One	Three
	Due in One	Through Three	Through	Due After
(Dollars in thousands)	Year or Less	Years	Five Years	Five Years	Total
FHLB advances	$—	$—	$30,000	$10,000	$40,000
PPPLF advances	—	18,907	7,824	—	26,731
Loan participations	—	12,724	—	1,223	13,947
Certificates of deposit less than $100,000	13,697	5,974	125	—	19,796
Certificates of deposit $100,000 or more	151,185	77,778	—	—	228,963
Operating leases	1,343	2,687	2,126	922	7,078
Subordinated debt	—	—	—	10,108	10,108
Total	$166,225	$118,070	$40,075	$22,253	$346,623

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

(Dollars in thousands)	March 31, 2021	December 31, 2020
Unfunded lines of credit	$372,561	$356,955
Commitments to extend credit	74,485	40,629
Letters of credit	11,280	13,036
Total credit extension commitments	$458,326	$410,620

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

Certain Performance Metrics

The following table shows the return on average assets (computed as annualized net income divided by average total assets), return on average equity (computed as annualized net income divided by average equity) and average equity to average assets ratios for the three months ended March 31, 2021, and for the year ended December 31, 2020.

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Return on Average Assets	0.90%	0.46%
Return on Average Equity	8.74%	4.30%
Average Equity to Average Assets	10.35%	10.64%

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

Interest Rate Risk Management

Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest earning assets. When interest-bearing liabilities mature or reprice more quickly than interest earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest-bearing liabilities, falling market interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders’ equity.

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

REPRICING GAP

		After One	After Three
		Month	Months		Greater than
March 31, 2021	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$418,029	$111,595	$390,771	$920,395	$797,276	$1,717,671
Loans held for sale	3,608	—	—	3,608	—	3,608
Securities	14,440	23,176	6,479	44,095	42,742	86,837
Interest-bearing deposits at other financial institutions	279,810	—	—	279,810	—	279,810
Federal funds sold	43,919	—	—	43,919	—	43,919
FHLB & FRB stock	7,473	—	—	7,473	—	7,473
Total interest earning assets	$767,279	$134,771	$397,250	$1,299,300	$840,018	$2,139,318
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$610,982	$17,061	$76,775	$704,818	$362,712	$1,067,530
Time deposits	23,853	26,644	114,385	164,882	83,877	248,759
Total interest-bearing deposits	634,835	43,705	191,160	869,700	446,589	1,316,289
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	40,000	40,000
PPPLF advances	—	—	—	—	26,731	26,731
Loan participations	—	—	—	—	13,947	13,947
Subordinated debt	—	—	—	—	10,108	10,108
Total interest-bearing liabilities	$634,835	$43,705	$191,160	$869,700	$537,375	$1,407,075
Period gap	$132,444	$91,066	$206,090	$429,600	$302,643
Cumulative gap	$132,444	$223,510	$429,600	$429,600	$732,243
Ratio of cumulative gap to total earning assets	17.26%	165.84%	108.14%	33.06%	87.17%
Ratio of cumulative gap to cumulative total earning assets	6.19%	10.45%	20.08%	20.08%	34.23%

(1)	Includes loans held for resale

CASH FLOW GAP

		After One	After Three
		Month	Months		Greater than
March 31, 2021	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans(1)	$121,869	$121,637	$403,974	$647,480	$1,070,191	$1,717,671
Loans held for sale	3,608	—	—	3,608	—	3,608
Securities	6,771	2,274	8,056	17,101	69,736	86,837
Interest-bearing deposits at other financial institutions	279,810	—	—	279,810	—	279,810
Federal funds sold	43,919	—	—	43,919	—	43,919
FHLB & FRB stock	—	—	—	—	7,473	7,473
Total interest earning assets	$455,977	$123,911	$412,030	$991,918	$1,147,400	$2,139,318
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$20,711	$41,421	$186,396	$248,528	$819,002	$1,067,530
Time deposits	23,853	26,644	114,385	164,882	83,877	248,759
Total interest-bearing deposits	44,564	68,065	300,781	413,410	902,879	1,316,289
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	40,000	40,000
PPPLF advances	—	—	—	—	26,731	26,731
Loan participations	—	—	—	—	13,947	13,947
Subordinated debt	—	—	—	—	10,108	10,108
Total interest-bearing liabilities	$44,564	$68,065	$300,781	$413,410	$993,665	$1,407,075
Period gap	$411,413	$55,846	$111,249	$578,508	$153,735
Cumulative gap	$411,413	$467,259	$578,508	$578,508	$732,243
Ratio of cumulative gap to total earning assets	90.23%	377.09%	140.40%	58.32%	63.82%

(1)	Includes loans held for sale

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of March 31, 2021 and December 31, 2020 and 2019.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
March 31, 2021	(8.4)%	(6.4)%	(3.7)%	(0.9)%	N/A	3.1%	6.4%	9.6%	12.7%
December 31, 2020	(3.1)%	(2.4)%	(1.2)%	(0.2)%	N/A	1.5%	3.5%	5.5%	7.3%
December 31, 2019	(9.9)%	(6.6)%	(4.7)%	(1.6)%	N/A	0.6%	0.8%	1.0%	1.2%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
March 31, 2021	(13.5)%	(10.7)%	(7.1)%	(3.2)%	N/A	7.5%	14.8%	21.8%	28.7%
December 31, 2020	(4.3)%	(3.6)%	(2.6)%	(1.8)%	N/A	5.8%	12.0%	17.9%	23.6%
December 31, 2019	(16.1)%	(12.0)%	(7.7)%	(2.7)%	N/A	1.3%	2.3%	3.1%	3.7%

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

The following table illustrates the results of our EVE analysis as of March 31, 2021 and December 31, 2020 and 2019.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
March 31, 2021	0.6%	1.5%	2.0%	(0.4)%	N/A	(1.4)%	(3.0)%	(4.9)%	(7.7)%
December 31, 2020	0.8%	1.5%	2.6%	2.5%	N/A	(2.5)%	(5.1)%	(8.1)%	(11.3)%
December 31, 2019	(5.3)%	(0.4)%	0.7%	0.6%	N/A	(3.7)%	(8.2)%	(13.2)%	(19.0)%

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

Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, and loans held for sale. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and goodwill, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. As of March 31, 2021, purchase accounting loan marks were $17.0 million.

Recent Accounting Pronouncements

The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on our financial statements. Please also refer to the Notes to our consolidated financial statements included in this quarterly report for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on our results of operations and financial condition.

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

COVID-19 Operational Response and Bank Preparedness:

The Company continues to work within the COVID-19 pandemic response plans which were originally established in the Spring of 2020. The Company continues to update these plans to ensure that they comply with the latest governmental guidelines and health conditions. We hope that the downward trend in infections in the United States continues and we are encouraging our employees to be vaccinated. Furthermore, we believe that if conditions continue to improve, as more of the general population is vaccinated, we may be able to return to a normalized office schedule in the Summer of 2021.

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

Reconciliation of non-GAAP Financial Measures

	Three Months Ended
	March 31,
(Dollar amounts in thousands, except per share data)	2021	2020
Net interest income (GAAP)	$17,879	$8,061
Total non-interest income	1,119	856
Total non-interest expense	11,788	9,486
Pre-tax pre-provision earnings (non-GAAP)	$7,210	$(569)
Total adjustments to non-interest expense	(684)	(1,663)
Adjusted pre-tax pre-provision earnings (non-GAAP)	$7,894	$1,094

Return on average assets (GAAP)	0.90%	(0.46)%
Adjusted return on average assets (non-GAAP)
Annualized pre-tax pre-provision ROAA (non-GAAP)	1.36%	(0.20)%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	1.49%	0.38%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021.

As disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K dated December 31, 2020, management observed deficiencies associated with controls that address infrequent significant transactions in the Company’s control environment, that, in the aggregate, resulted in a material weakness. Individually, each of the observations were determined to be immaterial. The observations included Accounting for Participation Loan Sales, Recording of Inter-company Capital Transactions, and Business Combination Accounting. The Company has developed and is in the process of implementing controls and procedures as part of the remediation efforts in connection to the identified deficiencies described above. Therefore, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective as of such date.

Despite the foregoing, our management has concluded that, the financial statements fairly present in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity GAAP.

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

Item 1A. Risk Factors.

The section titled Risk Factors in Part I, Item 1A of our 2020 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. There are no material changes to our risk factors as previously described under Item 1A of our 2020 Form 10-K.

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

As of March 31, 2021, we used approximately $4.0 million for expenses associated with the MBI merger, and $10.0 million to paydown our line of credit with Valley National Bank, with the remaining proceeds pushed down to the Bank for general corporate purposes, including working capital and capital expenditures. None of the proceeds were used as payments to our directors or officers (or their associates), or to our affiliates or 10% stockholders.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

As detailed in our 10-K Part II, Item 5 for the year ended 2020 on March 2, 2020, the Company’s Board of Directors authorized the purchase from time to time of up to $10 million of the Company’s Class A voting common stock. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The purchases made during the first quarter of 2021 are shown below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Public	May yet be Purchased
Periods	Shares Purchased	Paid per Share	Announced Plan*	Under the Plan
January 1, 2021 to January 31, 2021:	-	$—	-	$4,945,955
February 1, 2021 to February 28, 2021:	32,239	15.94	-	4,432,065
March 1, 2021 to March 31, 2021:	22,240	16.37	-	4,067,997
Year to Date 2021 through March 31	54,479	$16.11	-	$4,067,997

On May 5, 2021, the Company’s Board of Directors authorized an increase in the amount available under the stock repurchase program such that, effective May 6, 2021, $10 million is available to purchase outstanding shares of the Company’s Class A voting common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Bylaws, effective April 22, 2021 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on April 28, 3021).
10.1

Extension dated May 10, 2021, to Promissory Note (Revolving) dated December 19, 2019, and extend as of January 7, 2021, by and between Professional Holding Corp and Valley National Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 12, 2021).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2021.

PROFESSIONAL HOLDING CORP.

By:	/s/ Daniel R. Sheehan
Daniel R. Sheehan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Daniel R. Sheehan	Chairman and Chief Executive Officer	May 17, 2021
Daniel R. Sheehan	(Principal Executive Officer)

/s/ Mary Usategui	Chief Accounting Officer	May 17, 2021
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Blakey	Director	May 17, 2021
Margaret Blakey

/s/ Rolando DiGasbarro	Director	May 17, 2021
Rolando DiGasbarro

/s/ Norman Edelcup	Director	May 17, 2021
Norman Edelcup

/s/ Carlos M.Garcia	Director	May 17, 2021
Carlos M. Garcia

/s/ Jon L. Gorney	Director	May 17, 2021
Jon L. Gorney

/s/ Abel L. Iglesias	Director	May 17, 2021
Abel L. Iglesias

/s/ Herbert Martens, Jr	Director	May 17, 2021
Herbert Martens, Jr.

/s/ Ava L. Parker	Director	May 17, 2021
Ava L. Parker

/s/ Lawrence Schimmel	Director	May 17, 2021
Dr. Lawrence Schimmel, M.D.

/s/ Anton V. Schutz	Director	May 17, 2021
Anton V. Schutz