Form 10-Q
period 2021-06-30
Professional Holding Corp.
filed 2021-08-16
CIK 1630856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

For the quarterly period ended	Commission file
June 30, 2021	number 001-39215

Professional Holding Corp.

(Exact name of Registrant as specified in its charter)

Florida	46-5144312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Number of shares of common stock outstanding as of August 13, 2021: 13,419,010

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

PROFESSIONAL HOLDING CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$29,803	$62,305
Interest-bearing deposits	586,377	129,291
Federal funds sold	36,156	25,376
Cash and cash equivalents	652,336	216,972
Securities available for sale, at fair value - taxable	100,735	65,110
Securities available for sale, at fair value - tax exempt	19,761	22,398
Securities held to maturity (fair value June 30, 2021 – $1,296, December 31, 2020 – $1,561)	1,285	1,547
Equity securities	5,942	6,005
Loans, net of allowance of $10,418 and $16,259 as of June 30, 2021 and December 31, 2020, respectively	1,680,168	1,643,373
Loans held for sale	2,039	1,270
Federal Home Loan Bank stock, at cost	2,341	3,229
Federal Reserve Bank stock, at cost	4,954	4,762
Accrued interest receivable	5,449	6,666
Premises and equipment, net	4,000	4,370
Bank owned life insurance	37,923	37,360
Deferred tax asset	9,446	10,525
Goodwill	24,621	24,621
Core deposit intangibles	1,280	1,422
Other assets	8,738	7,640
Total assets	$2,561,018	$2,057,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$854,673	$475,598
Demand – interest bearing	286,173	232,367
Money market and savings	874,637	715,003
Time deposits	261,680	236,575
Total deposits	2,277,163	1,659,543
Official checks	3,289	4,447
Federal Home Loan Bank advances	35,000	40,000
Other borrowings	—	114,573
Subordinated debt	10,062	10,153
Accrued interest and other liabilities	12,476	12,989
Total liabilities	2,337,990	1,841,705
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 14,289,480 and outstanding 13,475,781 shares as of June 30, 2021, and authorized 50,000,000 shares, issued 14,100,760 and outstanding 13,534,829 shares at December 31, 2020	143	141
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Treasury stock, at cost	(13,544)	(9,209)
Additional paid-in capital	210,274	208,995
Retained earnings	25,872	14,756
Accumulated other comprehensive income (loss)	283	882
Total stockholders’ equity	223,028	215,565
Total liabilities and stockholders' equity	$2,561,018	$2,057,270

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$18,311	$17,897	$37,544	$27,912
Investment securities - taxable	161	232	340	434
Investment securities - tax exempt	189	206	392	226
Dividend income on restricted stock	99	131	194	210
Other	202	56	264	760
Total interest income	18,962	18,522	38,734	29,542

Interest expense
Deposits	1,430	1,617	2,747	4,243
Federal Home Loan Bank advances	190	287	386	565
Subordinated debt	77	59	207	189
Other borrowings	63	268	313	193
Total interest expense	1,760	2,231	3,653	5,190

Net interest income	17,202	16,291	35,081	24,352
Provision for loan losses	762	1,750	1,800	2,595
Net interest income after provision for loan losses	16,440	14,541	33,281	21,757

Non-interest income
Service charges on deposit accounts	1,199	307	1,594	529
Income from Bank owned life insurance	281	126	563	255
SBA origination fees	—	84	145	114
SWAP fees	364	210	573	473
Third party loan sales	226	157	301	267
Gain on sale and call of securities	21	11	22	15
Other	211	73	223	171
Total non-interest income	2,302	968	3,421	1,824

Non-interest expense
Salaries and employee benefits	7,099	6,912	13,883	12,175
Occupancy and equipment	905	1,081	2,007	1,855
Data processing	276	421	566	597
Marketing	165	151	318	288
Professional fees	770	806	1,398	1,161
Acquisition expenses	—	560	684	2,223
Regulatory assessments	418	300	767	514
Other	1,321	1,317	3,119	2,221
Total non-interest expense	10,954	11,548	22,742	21,034

Income before income taxes	7,788	3,961	13,960	2,547
Income tax provision	1,457	830	2,844	733
Net income	6,331	3,131	11,116	1,814

Earnings per share:
Basic	$0.47	$0.23	$0.83	$0.16
Diluted	$0.45	$0.22	$0.80	$0.15

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	(505)	743	(794)	1,068
Tax effect	124	(188)	195	(271)
Other comprehensive gain (loss), net of tax	(381)	555	(599)	797
Comprehensive income	$5,950	$3,686	$10,517	$2,611

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollar amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at April 1, 2020	13,537,565	$138	$(6,257)	$201,670	$5,134	$169	$200,854
Issuance of common stock, net of issuance cost	89,167	1	—	450	—	—	451
Employee stock purchase plan	—	—	—	27	—	—	27
Stock based compensation	—	—	—	296	—	—	296
Treasury stock	(182,097)	—	(2,875)	(5)	—	—	(2,880)
Net loss	—	—	—	—	3,131	—	3,131
Other comprehensive income	—	—	—	—	—	555	555
Balance at June 30, 2020	13,444,635	$139	$(9,132)	$202,438	$8,265	$724	$202,434

Balance at April 1, 2021	13,661,567	$143	$(10,087)	$209,770	$19,541	$664	$220,031
Issuance of common stock, net of issuance cost	8,359	—	—	107	—	—	107
Employee stock purchase plan	978	—	—	18	—	—	18
Stock based compensation	(1,834)	—	—	385	—	—	385
Treasury stock	(193,289)	—	(3,457)	(6)	—	—	(3,463)
Net income	—	—	—	—	6,331	—	6,331
Other comprehensive income	—	—	—	—	—	(381)	(381)
Balance at June 30, 2021	13,475,781	$143	$(13,544)	$210,274	$25,872	$283	$223,028

Balance at January 1, 2020	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302
Issuance of common stock, net of issuance cost	3,664,667	37	—	60,221	—	—	60,258
Marquis Bancorp (MBI) acquisition	4,227,816	42	—	64,657	—	—	64,699
Employee stock purchase plan	—	—	—	58	—	—	58
Stock based compensation	—	—	—	492	—	—	492
Treasury stock	(315,294)	—	(4,977)	(9)	—	—	(4,986)
Net loss	—	—	—	—	1,814	—	1,814
Other comprehensive income	—	—	—	—	—	797	797
Balance at June 30, 2020	13,444,635	$139	$(9,132)	$202,438	$8,265	$724	$202,434

Balance at January 1, 2021	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565
Issuance of common stock, net of issuance cost	61,204	1	—	543	—	—	544
Employee stock purchase plan	1,851	—	—	34	—	—	34
Stock based compensation	125,665	1	—	709	—	—	710
Treasury stock	(247,768)	—	(4,335)	(7)	—	—	(4,342)
Net income	—	—	—	—	11,116	—	11,116
Other comprehensive income	—	—	—	—	—	(599)	(599)
Balance at June 30, 2021	13,475,781	$143	$(13,544)	$210,274	$25,872	$283	$223,028

PROFESSIONAL HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands, except share data)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$11,116	$1,814
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,800	2,595
Deferred income tax benefit (expense)	988	(499)
Depreciation and amortization	739	739
Gain on sale of securities	—	(4)
Gain on call of securities	(22)	(11)
Equity unrealized change in market value	63	(24)
Net amortization of securities	1,396	(906)
Net amortization of deferred loan fees	(4,400)	1,118
Loans held for sale	(769)	(1,070)
Proceeds from sale of loans	—	110
Income from bank owned life insurance	(563)	(255)
Loss on disposal of premises and equipment	137	—
Employee stock purchase plan	34	58
Stock compensation	710	492
Changes in operating assets and liabilities:
Accrued interest receivable	1,217	(1,472)
Other assets	(1,098)	1,887
Official checks, accrued interest, interest payable and other liabilities	(1,385)	(3,395)
Net cash provided by operating activities	9,963	1,177

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	11,123	6,256
Proceeds from calls of securities available for sale	4,648	4,835
Proceeds from maturities and paydowns of securities held to maturity	257	44
Purchase of securities available for sale	(50,922)	(60,693)
Proceeds from sale of securities available for sale	—	1,739
Loans originations, net of principal repayments	(47,410)	(256,731)
Purchase of Federal Reserve Bank stock	(192)	(2,671)
Proceeds from maturities of Federal Home Loan Bank Stock	888	—
Purchase of Federal Home Loan Bank Stock	—	(1,297)
Purchases of premises and equipment	(455)	(741)
Proceeds from acquisition	—	26,860
Net cash used in investing activities	(82,063)	(282,399)

Cash flows from financing activities
Net increase (decrease) in deposits	617,620	126,404
Proceeds from issuance of stock, net of issuance costs	544	60,258
Purchase of treasury stock	(4,342)	(4,986)
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan advances	(5,000)	(25,000)
Repayment of line of credit	—	(9,999)
Proceeds from PPPLF advances	—	218,080
Repayments of PPPLF advances	(101,358)	—
Net cash provided by financing activities	507,464	374,757

Increase in cash and cash equivalents	435,364	93,535

Cash and cash equivalents at beginning of period	216,972	198,950

Cash and cash equivalents at end of period	$652,336	$292,485

Supplemental cash flow information:
Cash paid during the period for interest	$4,425	$4,907
Cash paid during the period for taxes	3,000	20

Supplemental noncash disclosures:
Lease liabilities arising from obtaining right of use assets	$—	$1,620
Total assets acquired	—	589,374
Total liabilities assumed	—	539,403

PROFESSIONAL HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tables in thousands, except share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Professional Holding Corp. and its subsidiary, Professional Bank (the “Bank” and collectively with Professional Holding Corp., the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income	$6,331	$3,131	$11,116	$1,814
Total weighted average common stock outstanding	13,397,747	13,415,525	13,419,929	11,516,756
Net income per share	$0.47	$0.23	$0.83	$0.16
Diluted earnings per share:
Net income	$6,331	$3,131	$11,116	$1,814
Total weighted average common stock outstanding	13,397,747	13,415,525	13,419,929	11,516,756
Add: Dilutive effect of employee stock options	564,822	518,435	521,900	526,503
Total weighted average diluted stock outstanding	13,962,569	13,933,960	13,941,829	12,043,259
Net income per share	$0.45	$0.22	$0.80	$0.15

For the three months ended June 30, 2021, there were 270,850 thousand stock options that were anti-dilutive and for the three months ended June 30, 2020, there were 29,350 thousand stock options that were anti-dilutive. For the six months ended June 30, 2021, there were 270,850 thousand stock options that were anti-dilutive and for the six months ended June 30, 2020, there were 29,350 thousand stock options that were anti-dilutive.

NOTE 3 — SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2021	Cost	Gains	Losses	Fair Value
Available-for-sale - taxable
Small Business Administration loan pools	$43,091	$78	$(573)	$42,596
Mortgage-backed securities	54,517	205	(182)	54,540
United States agency obligations	2,001	88	-	2,089
Corporate bonds	1,500	10	-	1,510
Total available-for-sale - taxable	$101,109	$381	$(755)	$100,735
Available-for-sale - tax exempt
Community Development District bonds	$17,954	$704	$-	$18,658
Municipals	1,057	46	-	1,103
Total available-for-sale - tax exempt	$19,011	$750	$-	$19,761

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held-to-Maturity
Mortgage-backed securities	$285	$11	$—	$296
Foreign Bonds	1,000	—	—	1,000
Total Held-to-Maturity	$1,285	$11	$—	$1,296

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available-for-sale - taxable
Small Business Administration loan pools	$30,678	$77	$(199)	$30,556
Mortgage-backed securities	28,514	438	(30)	28,922
United States agency obligations	3,000	122	-	3,122
Corporate bonds	2,501	9	-	2,510
Total available-for-sale - taxable	$64,693	$646	$(229)	$65,110
Available-for-sale - tax exempt
Community Development District bonds	$20,582	$717	$-	$21,299
Municipals	1,064	35	-	1,099
Total available-for-sale - tax exempt	$21,646	$752	$-	$22,398

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity
Mortgage-backed securities	$345	$14	$—	$359
United States Treasury	202	—	—	202
Foreign Bonds	1,000	—	—	1,000
Total Held-to-Maturity	$1,547	$14	$—	$1,561

As of June 30, 2021 and December 31, 2020, Corporate bonds were comprised of investments in the financial services industry. During the six months ended June 30, 2021, the net investment portfolio increased by $32.6 million as a result of increases from purchases of $50.9 million in SBA and MBS securities combined with decreases of $17.4 million from paydowns, maturities and calls, as well as the unrealized holding loss on securities available for sale of $0.7 million with related tax effect of $0.2 million. Proceeds from the maturity and redemption of securities during the three and six months ended June 30, 2021, were $3.2 million and $4.7 million, with gross realized gains of $21 thousand and $22 thousand, respectively. Proceeds from the sales of securities during the year ended December 31, 2020, were $1.7 million, with gross realized gains of $4 thousand. Proceeds from redemption of securities for the year ended December 31, 2020, were $9.1 million, with gross realized gains of $33 thousand. Total securities pledged as of June 30, 2021 and December 31, 2020, were $13.3 million and $12.5 million, respectively. Securities pledged for derivative SWAP transactions as of June 30, 2021, were $1.1 million which were included in the total securities pledged, such securities were generally pledged for public funds. There were no securities pledged for derivate SWAP transactions at December 31, 2020.

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The scheduled maturities of securities as of June 30, 2021, are as follows:

	June 30, 2021
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$1,038	$1,056
Due after one year through five years	21,159	21,975
Due after five years through ten years	315	329
Due after ten years	—	—
Subtotal	$22,512	$23,360

Small Business Administration loan pools	$43,091	$42,596
Mortgage-backed securities	54,517	54,540
Total available-for-sale	$120,120	$120,496

Held-to-maturity
Due in one year or less	$1,000	$1,000
Due after one year through five years	—	—
Subtotal	$1,000	$1,000

Mortgage-backed securities	$285	$296
Total held-to-maturity	$1,285	$1,296

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2021 and December 31, 2020, the number of investment positions that are in an unrealized loss position were 48 and 36, respectively. The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding at June 30, 2021 and December 31, 2020, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2021
Available-for-sale - taxable
Small Business Administration loan pools	$15,273	$(427)	$17,777	$(146)	$33,050	$(573)
Mortgage-backed securities	14,648	(181)	1,286	(1)	15,934	(182)
United States agency obligations	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale - taxable	$29,921	$(608)	$19,063	$(147)	$48,984	$(755)
Available-for-sale - tax exempt
Community Development District bonds	$—	$—	$—	$—	$—	$—
Municipals	—	—	—	—	—	—
Total available-for-sale - tax exempt	$—	$—	$—	$—	$—	$—

December 31, 2020
Available-for-sale - taxable
Small Business Administration loan pools	$18,849	$(133)	$8,945	$(66)	$27,794	$(199)
Mortgage-backed securities	5,839	—	2,510	(30)	8,349	(30)
United States agency obligations	227	—	—	—	227	—
Corporate bonds	—	—	—	—	—	—
Total available-for-sale - taxable	$24,915	$(133)	$11,455	$(96)	$36,370	$(229)
Available-for-sale - tax exempt
Community Development District bonds	$—	$—	$—	$—	$—	$—
Municipals	—	—	—	—	—	—
Total available-for-sale - tax exempt	$—	$—	$—	$—	$—	$—

The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since SBA loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not have any securities in an Other Than Temporary Impairment (“OTTI”) position. The Company does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021. No credit losses were recognized in operations during the six months ended June 30, 2021, or during the year ended December 31, 2020.

NOTE 4 — LOANS

Loans at June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Commercial real estate	$875,453	$777,776
Residential real estate	361,946	380,491
Commercial	373,333	396,642
Construction and land development	74,175	99,883
Consumer and other	14,575	11,688
Total loans	1,699,482	1,666,480
Unearned loan origination (fees) costs, net	(1,984)	(1,323)
Unearned PPP loan origination (fees) costs, net	(4,855)	(4,255)
Allowance for loan loss	(10,418)	(16,259)
Loans held for sale	(2,039)	(1,270)
Other	(18)	—
Loans, net	$1,680,168	$1,643,373

The recorded investment in loans excludes accrued interest receivable due to immateriality.

At June 30, 2021 and December 31, 2020, there were $209.9 million and $227.8 million, respectively in total loans pledged to the Federal Home Loan Bank (“FHLB”) for liquidity.

Loan premiums for loans purchased are amortized over the life of the loan with acceleration upon the increase in principal paydowns or payoffs. At June 30, 2021 and December 31, 2020, loan premiums for purchased loans were $0.5 million and $0.6 million, respectively.

There are no loans over 90 days past due and accruing as of June 30, 2021, or December 31, 2020. The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020, by class of loans:

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
June 30, 2021
Commercial real estate	$—	$—	$—	$—	$—	$875,453	$875,453
Residential real estate	—	—	—	—	—	361,946	361,946
Commercial	—	—	—	1,468	1,468	371,865	373,333
Construction and land development	—	—	—	—	—	74,175	74,175
Consumer and other	—	94	—	1,307	1,401	13,174	14,575
Total	$—	$94	$—	$2,775	$2,869	$1,696,613	$1,699,482

	30 – 59	60 – 89	Greater than
	Days	Days	89 Days		Total	Loans Not
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Past Due	Total
December 31, 2020
Commercial real estate	$—	$—	$—	$—	$—	$777,776	$777,776
Residential real estate	1,303	—	—	—	1,303	379,188	380,491
Commercial	278	—	—	9,127	9,405	387,237	396,642
Construction and land development	—	—	—	—	—	99,883	99,883
Consumer and other	—	—	—	1,307	1,307	10,381	11,688
Total	$1,581	$—	$—	$10,434	$12,015	$1,654,465	$1,666,480

At June 30, 2021, there were six impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’s judgment) with both unpaid principal balance and recorded investments totaling $5.4 million. Three of these loans were impaired loans with a recorded investment of $2.8 million with an allowance of $0.7 million and one substandard accruing loan with a recorded investment of $2.3 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during the three months ended June 30, 2021, were $0.9 million. Residential real estate loans had $2.4 thousand and $5.0 thousand interest income recognized for the three and six months ended June 30, 2021 and 2020, respectively, which was equal to the cash basis interest income. At December 31, 2020, there were six impaired loans with recorded investments totaling $13.1 million, of which there were three impaired loans with a recorded investment of $10.4 million on nonaccrual with an allowance of $8.3 million and one substandard accruing loan with a recorded investment of $2.4 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during the year ended December 31, 2020, was $2.2 million. The residential real estate loans had $12.7 thousand of interest income recognized during the year ended December 31, 2020, which was equal to the cash basis interest income.

Troubled Debt Restructurings:

The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings (“TDR”) were $252 thousand and $298 thousand as of June 30, 2021 and December 31, 2020, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2021 and December 31, 2020. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial real estate	$873,127	$—	$2,326	$—	$875,453
Residential real estate	361,946	—	—	—	361,946
Commercial	371,400	465	1,468	—	373,333
Construction and land development	74,175	—	—	—	74,175
Consumer	13,174	94	1,307	—	14,575
Total	$1,693,822	$559	$5,101	$—	$1,699,482

December 31, 2020
Commercial real estate	$775,420	$—	$2,356	$—	$777,776
Residential real estate	380,062	429	—	—	380,491
Commercial	387,403	112	9,127	—	396,642
Construction and land development	99,883	—	—	—	99,883
Consumer	10,381	—	1,307	—	11,688
Total	$1,653,149	$541	$12,790	$—	$1,666,480

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial real estate(1)	$5,892	$—
Residential real estate	452	405
Commercial	616	746
Construction and development(1)	—	3,732
Carrying amount, net of total discounts	$6,960	$4,883
(1)	During the three months ended June 30, 2021, construction was completed on a construction loan and recategorized as a non-owner occupied commercial real estate loan.

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the six months ended June 30, 2021:

(Dollars in thousands)	2021
Balance at beginning of period	$(630)
Adjustment of income	—
Accretion	195
Reclassifications from nonaccretable difference	(136)
Disposals	—
Balance at end of period	$(571)

For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded or reversed during the six months ended June 30, 2021.

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

Non-Performing Assets

As of June 30, 2021, the Company had nonperforming assets of $2.8 million, or 0.11% of total assets, compared to nonperforming assets of $10.4 million, or 0.51% of total assets, at December 31, 2020. The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination of a confirmed loss is made on a loan. In March 2021, the Company charged off $7.6 million of the Coex Coffee International, Inc. (“Coex”) loan, which amount was previously reserved during the third quarter of 2020. Based on a review of the estimated receivables collected by the assignee in the Florida case for the benefit of creditors (the “Assignee”), the remaining book balance of $0.6 million for the Coex loan appears to be collectable by the Company, subject to final accounting by the Assignee.

Paycheck Protection Program

During the three months ended June 30, 2021, the Company funded 172 loans representing $17.6 million under Round 3 of the Paycheck Protection Program (“PPP.”). As of June 30, 2021, the Company participated in all three rounds of the PPP and funded 2,287 small business loans representing approximately $340.5 million in relief proceeds, of which 1,362 loans totaling $196.9 million were forgiven by the SBA. Most of the PPP loans were initially pledged to the Federal Reserve as part of the Payroll Protection Program

Liquidity Facility ("PPPLF"). The PPPLF pledged loans are non-recourse to the Company. However, the Company paid off all of the PPPLF advances during the first and second quarter of 2021 and the balance was $0 as of June 30, 2021.

Debt Service Relief Requests Related to COVID-19

As a result of the COVID-19 pandemic the Company has reviewed and processed numerous debt service relief requests in accordance with Section 4013 of the CARES Act and interagency guidelines published by federal banking regulators on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered TDRs. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months. As of June 30, 2021, all these loans had returned to normal payment schedules.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the six months ended June 30, 2021, and the year ended December 31, 2020:

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
June 30, 2021
Allowance for loan losses:
Beginning balance	$3,159	$2,177	$10,462	$388	$73	$16,259
Provision for loan losses	1,126	92	602	(27)	7	1,800
Loans charged-off	-	-	(7,641)	-	-	(7,641)
Recoveries	-	-	-	-	-	-
Total ending allowance balance	$4,285	$2,269	$3,423	$361	$80	$10,418

				Construction
	Commercial	Residential		and land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
December 31, 2020
Allowance for loan losses:
Beginning balance	$1,845	$3,115	$1,235	$272	$81	$6,548
Provision for loan losses	1,314	(731)	9,326	116	(8)	10,017
Loans charged-off	—	(207)	(99)	—	—	(306)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

				Construction
	Commercial	Residential		and Land	Consumer
	Real Estate	Real Estate	Commercial	Development	and Other	Total
June 30, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$658	$—	$—	$658
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	4,285	2,269	2,765	361	80	9,760
Total ending allowance balance	$4,285	$2,269	$3,423	$361	$80	$10,418

Loans:
Loans individually evaluated for impairment	$2,326	$252	$1,468	$—	$1,307	$5,353
Loans collectively evaluated for impairment	873,127	361,694	371,865	74,175	13,268	1,694,129
Total ending loans balance	$875,453	$361,946	$373,333	$74,175	$14,575	$1,699,482

December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$8,309	$—	$—	$8,309
Purchased Credit Impaired (PCI) loans	—	—	—	—	—
Collectively evaluated for impairment	3,159	2,177	2,153	388	73	7,950
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

Loans:
Loans individually evaluated for impairment	$2,356	$298	$9,127	$—	$1,307	$13,088
Loans collectively evaluated for impairment	775,420	380,193	387,515	99,883	10,381	1,653,392
Total ending loans balance	$777,776	$380,491	$396,642	$99,883	$11,688	$1,666,480

NOTE 6 — DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	For the Six Months Ended		For the Year Ended
	June 30, 2021		December 31, 2020
	Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
NOW accounts	$286,173	12.6%	$232,367	14.0%
Money market accounts	810,913	35.6%	679,761	41.0%
Brokered deposits	56,534	2.5%	30,137	1.8%
Savings accounts	11,814	0.5%	9,727	0.6%
Certificates of deposit	257,056	11.3%	231,953	14.0%
Total interest-bearing deposits	1,422,490	62.5%	1,183,945	71.3%
Noninterest-bearing deposits	854,673	37.5%	475,598	28.7%
Total deposits	$2,277,163	100.0%	$1,659,543	100.0%
(1)	Balance Sheet does not illustrate brokered deposits as presented above .

The following table presents the maturities of our time deposits including time deposits that exceed the $250,000 FDIC insurance limit as of June 30, 2021.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
Time deposits of $250,000 or less	$15,852	$12,749	$43,020	$22,047	$93,668
Time deposits of more than $250,000	23,302	24,537	85,376	34,797	168,012
Total	$39,154	$37,286	$128,396	$56,844	$261,680

The following tables present the maturities of our time deposits including time deposits that exceed the $250,000 FDIC insurance limit as of December 31, 2020.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
Time deposits of $250,000 or less	$20,767	$13,258	$24,805	$19,240	$78,070
Time deposits of more than $250,000	40,189	35,314	42,844	40,158	158,505
Total	$60,956	$48,572	$67,649	$59,398	$236,575

As of June 30, 2021 and December 31, 2020, the Company had time deposits that meet or exceed the $250,000 FDIC insurance limit of $168.0 million and $158.5 million, respectively. Securities, mortgage loans or other financial instruments pledged as collateral for certain deposits were $52.4 million, and $54.7 million at June 30, 2021 and December 31, 2020, respectively. The aggregate amount of demand deposits that have been re-classified as loan balances at June 30, 2021 and December 31, 2020, were $0.3 million, and $0.1 million, respectively. Deposits from principal officers, directors and their affiliates at June 30, 2021 and December 31, 2020, were $17.9 million, and $12.1 million, respectively.

For time deposits having a remaining term of more than one year, the aggregate amount of maturities for each of the five years at the dates indicated.

	June 30, 2021	December 31, 2020
Less than 1 year	$204,836	$177,178
Over 1 through 2 years	55,625	57,034
Over 2 through 3 years	1,179	1,658
Over 3 through 4 years	40	705
Over 4 through 5 years	-	-
Over 5 years	-	-
Total	$261,680	$236,575

Banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. Due to the amount of transaction deposit accounts, the Bank was not required to have cash reserve requirements at June 30, 2021 and December 31, 2020. Additionally, the Company had $93.6 million and $98.2 million, in Qualified Public Deposits (“QPD”) that require collateral pledged as of June 30, 2021 and December 31, 2020.

NOTE 7 — DEBT

Subordinated Debt. On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of Marquis Bancorp, Inc. (“MBI”) at its fair value of $10.3 million. According to the terms of the subordinated note, the principal amount due is $10.0 million with a 7% fixed rate until October 30, 2021, and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on October 30, 2026, and can be redeemed by the Company anytime on or after October 30, 2021. The subordinated debt was fair valued at a premium of $0.3 million and is being amortized over the expected life.

Valley National Line of Credit. On December 19, 2019, the Company entered into a $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. On January 7, 2021, (the “Closing Date”) the Company and Valley National Bank entered an amendment, which among other things, extended the maturity date of the note to March 19, 2021. No other material terms of the note changed. The principal balance outstanding pursuant to the note on the Closing Date was $0. On May 10, 2021, the Company and Valley National Bank entered into an extension agreement, which among other things, extended the maturity date of the note to March 1, 2022.

NOTE 8 — BORROWINGS

The Company uses short-term and long-term borrowings to supplement deposits to fund lending and investment activities.

FHLB Advances. The FHLB allows the Company to borrow up to 25% of its assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2021, approximately $209.9 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2021, we had $35.0 million in outstanding advances and $134.7 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2021	December 31, 2020
Amount outstanding at period-end	$35,000	$40,000
Weighted average interest rate at period-end	2.04%	1.96%
Maximum month-end balance during period	$40,000	$70,000
Average balance outstanding during period	38,867	58,210
Weighted average interest rate during period	1.98%	1.63%

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of June 30, 2021.

PPPLF Advances. The Company initially funded PPP loans with the PPPLF. Most of the PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. In addition, we paid off approximately $101.4 million in PPPLF advances for a balance of $0 at June 30, 2021.

NOTE 9 — COMMON STOCK AND PREFERRED STOCK

Class A Voting Common Stock

The Company has Class A voting common stock with a par value of $0.01 per share. As of June 30, 2021, there are 50,000,000 shares authorized as Class A voting common stock of which 13,475,781 are outstanding. During the six months ended June 30, 2021, the Company issued 193,764 shares of Class A voting common stock, inclusive of 127,499 shares of restricted stock grants, 64,414 shares of options exercised, and 1,851 shares pursuant to the employee stock purchase program.

During the six months ended June 30, 2021, the Company repurchased 247,768 shares of Class A common stock. Further, during the same six month period, upon the vesting of a portion of restricted stock, employees of the Company elected to have 3,210 shares of Class A common voting stock withheld for tax purposes and had 1,834 in restricted stock cancellations.

Class B Non-voting Common Stock

The Company has Class B non-voting common stock with a par value of $0.01 per share. As of June 30, 2021, there are 10,000,000 shares authorized as Class B non-voting common stock, none of which are outstanding.

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

Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of June 30, 2021 and December 31, 2020, all securities available for sale were Level 2.

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

Loans held for sale: The carrying amounts of loans held for sale approximate their fair values.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

There were no securities reclassified into or out of Level 3 during the six months ended June 30, 2021, or for the year ended December 31, 2020.

		Fair Value Measurements
		at June 30, 2021 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
June 30, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale - taxable
Small Business Administration loan pools	$42,596	$—	$42,596	$—
Mortgage-backed securities	54,540	—	54,540	—
United States agency obligations	2,089	—	2,089	—
Corporate bonds	1,510	—	1,510	—
Total	$100,735	$—	$100,735	$—
Available-for-sale - tax exempt
Community Development District bonds	$18,658	$—	$18,658	$—
Municipals	1,103	—	1,103	—
Total	$19,761	$—	$19,761	$—
Equity
Mutual funds	$5,942	$5,942	$—	$—
Total	$5,942	$5,942	$—	$—

		Fair Value Measurements
		at December 31, 2020 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale - taxable
Small Business Administration loan pools	$30,556	$—	$30,556	$—
Mortgage-backed securities	28,922	—	28,922	—
United States agency obligations	3,122	—	3,122	—
Corporate bonds	2,510	—	2,510	—
Total	$65,110	$—	$65,110	$—
Available-for-sale - tax exempt
Community Development District bonds	$21,299	$—	$21,299	$—
Municipals	1,099	—	1,099	—
Total	$22,398	$—	$22,398	$—
Equity
Mutual funds	$6,005	$6,005	$—	$—
Total	$6,005	$6,005	$—	$—

at June 30, 2021 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
June 30, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Customer Derivatives: Interest Rate SWAPs
Customer Derivatives - Interest Rate SWAPs Asset	$863	$—	$863	$—
Customer Derivatives - Interest Rate SWAPs Liability	(863)	—	(863)	—
Total	$—	$—	$—	$—

As of December 31, 2020, the Company did not hold any interest rate SWAPs.

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

Specifically, regarding the Coex loan, the carrying amount of the loan for impairment purposes was determined based on the note outstanding balance at June 30, 2021, less the non-recourse amount sold to our participant, yielding a carrying value of $0.6 million. The fair value of the collateral was determined based on a review of information obtained from the Assignee related to the collectability of the collateral adjusted for legal and disposition costs. When netted in the same percentage as the non-recourse portion of the loan, the net fair value of collateral was noted as $0.6 million. The net result of these calculations provides for no specific reserve within the Allowance for Loan and Lease Losses (“ALLL”) associated with the Coex loan or approximately 0% of the carrying value of the loan.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at June 30, 2021 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2021	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	810	—	—	810	(658)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$810	$—	$—	$810	$(658)

Fair Value Measurements
at December 31, 2020 Using:
Significant
		Quoted Prices in	Other	Significant
	Total at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	818	—	—	818	(8,309)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$818	$—	$—	$818	$(8,309)

As shown above our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Company’s financial instruments (in thousands):

	June 30, 2021
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$616,180	$616,180	Level 1
Federal Funds Sold	36,156	36,156	Level 1
Securities, Available for Sale - taxable	101,109	100,735	Level 2
Securities, Available for Sale - tax exempt	19,011	19,761	Level 2
Securities, Held to Maturity	1,285	1,296	Level 2
Securities, Equity	5,942	5,942	Level 1
Loans, net	1,680,168	1,702,726	Level 3
Loans Held For Sale	2,039	2,039	Level 1
Bank Owned Life Insurance	37,923	37,923	Level 2
Accrued Interest Receivable	5,449	5,449	Level 1, 2 & 3
Customer Derivatives - Interest Rate SWAPs	863	863	Level 2

Financial Liabilities:
Deposits	2,277,163	2,246,864	Level 2
Federal Home Loan Bank Advances	35,000	33,671	Level 2
Subordinated Debt	10,062	10,062	Level 2
PPPLF Advances	—	—	Level 2
Loan Participations	—	—	Level 2
Customer Derivatives - Interest Rate SWAPs	863	863	Level 2
Accrued Interest Payable	267	267	Level 2

	December 31, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$191,597	$191,597	Level 1
Federal Funds Sold	25,375	25,375	Level 1
Securities, Available for Sale - taxable	65,110	65,110	Level 2
Securities, Available for Sale - tax exempt	22,398	22,398	Level 2
Securities, Held to Maturity	1,547	1,561	Level 2
Securities, Equity	6,005	6,005	Level 1
Loans, net	1,643,373	1,653,401	Level 3
Loans Held For Sale	1,270	1,270	Level 1
Bank Owned Life Insurance	37,360	37,360	Level 2
Accrued Interest Receivable	6,666	6,666	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,659,543	1,693,331	Level 2
Federal Home Loan Bank Advances	40,000	37,927	Level 2
Subordinated Debt	10,153	10,153	Level 2
PPPLF Advances	101,358	101,519	Level 2
Loan Participations	13,215	13,215	Level 2
Accrued Interest Payable	546	546	Level 2

NOTE 11 — CUSTOMER DERIVATIVES — INTEREST RATE SWAPS

During the first quarter of 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate SWAP with the customer. The Company also enters into an offsetting SWAP with a SWAP dealer. These back-to-back SWAP agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The SWAPs with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the SWAPs are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). During the six months ended June 30, 2021, the Company recorded five SWAP transactions with clients having a total notional amount of $22.3 million, offset by five SWAP transactions with dealers having a total notional amount of $22.3 million. Additionally, we recorded $0.5 million in SWAP fees. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. As of June 30, 2021, the Bank’s asset fair value position in other assets was $0.9 million and liability fair value position in other liabilities was $0.9 million, which were fully collateralized with pledged securities held with counterparty in excess of the exposure amount at quarter end.

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

The contractual amounts of financial instruments with off-balance-sheet risk at June 30, 2021 and December 31, 2020, were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Unfunded lines of credit	$366,015	$356,955
Commitments to extend credit	83,857	40,629
Letters of credit	11,226	13,036
Total credit extension commitments	$461,098	$410,620

NOTE 13 — REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for United States banks (Basel III rules) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for June 30, 2021, is 2.50% and for December 31, 2020, was 2.50%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2021, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

Actual and required capital amounts and ratios are presented below at June 30, 2021 and December 31, 2020. The required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital ratio
Bank	$198,836	12.8%	$124,003	8.0%	$155,004	10.0%
Company	218,325	14.1%	124,003	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	187,416	12.1%	93,002	6.0%	124,003	8.0%
Company	196,844	12.7%	93,002	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	187,416	7.4%	101,368	4.0%	126,710	5.0%
Company	196,844	7.8%	101,368	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	187,416	12.1%	69,752	4.5%	100,753	6.5%
Company	196,844	12.7%	69,752	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A

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

The Company has limited the aggregate number of shares of our Class A voting common stock to be awarded under the 2019 Equity Incentive Plan as restricted stock to 300,000 shares. The Company has 222,009 shares of restricted stock outstanding, at a weighted average exercise price of $16.82, to employees and directors under the 2019 Equity Incentive Plan as of June 30, 2021, for which the Company did not receive, nor will it receive, any monetary consideration. Therefore, there were 77,991 restricted shares available to be issued at June 30, 2021. As of June 30, 2021, there was approximately $2.9 million in unrecognized compensation expense in regard to restricted stock that will be recognized over a three-year period.

NOTE 15 — LEASES

Operating leases in which the Company is the lessee are recorded as right-of-use (“ROU”) assets and operating lease liabilities, including premises and equipment and other liabilities, respectively on the Consolidated Balance Sheets. Currently the Company does not have any lessor leases (formerly known as capital leases) to report on its financials.

The Company’s ROU assets are classified under premises and equipment on the Balance Sheet. The ROU liabilities are classified under other liabilities. The Company did not record new ROU during the six months ended June 30, 2021, and recorded $2.0 million during the year ended December 31, 2020. The total amount of ROU was $5.6 and $6.5 million at June 30, 2021 and December 31, 2020, respectively.

The majority of the Company’s lessee leases are operating leases and consist of leased real estate for branches and operations centers. The Company elected the short term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. The ROU assets represent the Company’s right to use the underlying assets during the lease term and operating liabilities represent the obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement. Options to extend and renew leases are generally exercised under normal circumstances. Advance notification is required prior to termination, and any noticing period is often limited to the months prior to renewal. Variable payments generally consist of common area maintenance and taxes. Rent escalations are generally specified by a payment schedule or are subject to a defined formula. The Company also does not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses. Generally, leases do not include guaranteed residual values, but instead typically specify that the leased premises are to be returned in satisfactory condition with the Company liable for damages.

Lease cost for the three and six months ended June 30, 2021 and 2020 consists of:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating Lease and Interest Cost	$326	$445	$794	$756
Variable Lease Cost	82	142	199	249
Total Lease Cost	$408	$587	$993	$1,005

The following table provides supplemental information related to leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021	June 30, 2020
Operating Lease - Operating Cash Flows (Fixed Payments)	$326		$445		$793	$756
Operating Lease - Operating Cash Flows (Liability Reduction)	$296		$416		$921	$669
New ROU Assets - Operating Leases	$—		$—		$—	$1,620
Weighted Average Lease Term (Years) - Operating Leases					5.25	6.02
Weighted Average Discount Rate - Operating Leases		%		%	3.13%	3.02%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2021, is as follows:

June 30, 2021
Operating lease payments due:
Within one year	$1,400
After one but within two years	1,421
After two but within three years	1,296
After three but within four years	1,093
After four years but within five years	955
After five years	706
Total undiscounted cash flows	6,871
Discount on cash flows	(1,291)
Total operating lease liabilities	$5,580

NOTE 16 — SUBSEQUENT EVENTS

Loan Production Offices

On July 12, 2021, the Company expanded its Florida footprint by opening up two new loan production offices in Tampa/St. Petersburg and Jacksonville.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis are part of Professional Holding Corp.’s (the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was previously filed with the SEC. This financial information is presented to aid in understanding the Company’s financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 “Summary of Significant Accounting Policies - Basis of Presentation” to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2021, compared to December 31, 2020.

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

Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:

●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
●	the duration and severity of the COVID-19 pandemic and the severity of COVID variants both in our principal area of operations and nationally, and the impact of the pandemic, including the government’s responses to the pandemic, on our and our customers’ operations, personnel, and business activity (including developments and volatility), as well as the pandemic’s impact on the credit quality of our loan portfolio and on financial market and general economic conditions;
●	the frequency and magnitude of foreclosure of our loans;
●	changes in the securities, real estate markets and commodities markets (including fluctuations in the price of coffee or oil);
●	our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
●	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
●	increased competition and its effect on pricing of our products and services as well as our margins;
●	legislative or regulatory changes;
●	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;

●	the Professional Bank’s (the “Bank”) ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
●	changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;
●	our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
●	negative publicity and the impact on our reputation;
●	our ability to attract and retain highly qualified personnel;
●	technological changes;
●	cybersecurity risks including security breaches, computer viruses, and data processing system failures and errors;
●	our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
●	changes in monetary and fiscal policies of the U.S. Government and the Federal Reserve;
●	inflation, interest rate, unemployment rate, market, and monetary fluctuations;
●	the efficiency and effectiveness of our internal control environment;
●	the ability of our third-party service providers to continue providing services to us and clients without interruption;
●	geopolitical developments;
●	the effects of harsh weather conditions, including hurricanes, and other natural disasters (including pandemics such as COVID-19) and man-made disasters;
●	potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
●	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●	changes in consumer spending and saving habits;
●	growth and profitability of our noninterest income; and
●	anti-takeover provisions under federal and state law as well as our governing documents.

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

Executive Overview

Highlights of our performance and financial condition as of and for the three and six months ended June 30, 2021, and other key events that have occurred during 2021 are provided below.

Results of Operations for the three months ended June 30, 2021

●	Net income increased $1.5 million, or 32.3%, to $6.3 million compared to the prior quarter. The increase was primarily due to balance sheet expansion and increases in service charges on deposit accounts associated with acting as a correspondent bank for a Payroll Protection Program lender (the “Correspondent Banking Relationship”).
●	During the quarter we continued to participate in the Small Business Association’s Payroll Protection Program (“PPP”). We recognized $1.4 million in revenue primarily from fees in connection with the forgiveness of PPP loans associated with the Bank’s participation in the PPP (“Professional Bank PPP”) and $0.7 million in revenue from deposit correspondent fees from the Correspondent Banking Relationship.
●	Net interest income decreased $0.7 million, or 3.8%, to $17.2 million compared to the prior quarter primarily due to a decrease in Professional Bank PPP loan fees coupled with payoffs of higher yielding loans.
●	Noninterest income increased $1.1 million, or 105.7%, to $2.3 million, compared to the prior quarter primarily due to increases in service charges from the Correspondent Banking Relationship, secondarily to an increase in SWAP fees, and to income due to repayment of a Federal Home Loan Bank (“FHLB”) advance at a favorable position during the quarter.
●	Noninterest expense decreased $0.8 million, or 7.1%, to $11.0 million compared to the prior quarter primarily due to the payment of change-in-control obligations paid in the prior quarter.

Results of Operations for the six months ended June 30, 2021

●	The variance in the six-month Results of Operations for 2021 compared to 2020 occurred in part due to the March 26, 2020, closing date of the Marquis Bancorp, Inc. (“MBI”) acquisition as there were 95 days of MBI integration in the first six months of 2020 compared to 181 days in the first six month of 2021 (the “MBI Variance”).
●	Net income increased $9.3 million, or 512.8%, to $11.1 million compared to the prior year. The increase was primarily due to the MBI Variance, Professional Bank PPP loan fees recognized, and deposit fees associated with the Correspondent Banking Relationship.
●	Net interest income increased $10.7 million, or 44.1%, to $35.1 million from the prior year primarily due to loan growth.
●	Noninterest income increased $1.6 million, or 87.6%, to $3.4 million, compared to the prior year primarily due to increases in service charges on deposit accounts associated with the Correspondent Banking Relationship, $0.5 million increase in SWAP referral fees, $0.3 million increase in Bank Owned Life Insurance (“BOLI”), and $0.2 million increase in fees generated from loans held for sale, offset by a $0.3 million decrease in SBA loan origination fees.
●	Noninterest expense increased $1.7 million, or 8.1%, to $22.7 million compared to the prior year. The year over year increase was due to increased salaries and investment in digital infrastructure. The Bank’s number of employees increased from 137 as of December 31, 2019, to 179 as of June 30, 2020, which increase was due to the MBI acquisition, and further increased to 194 as of June 30, 2021.

Financial Condition

At June 30, 2021:

●	Total assets increased 14.7%, or $0.4 billion, to $2.6 billion compared to the prior quarter primarily due to increases in customer deposit accounts associated with the Correspondent Banking Relationship and investments in taxable securities available-for-sale. Additionally, total assets increased 26.0%, or $0.5 billion, compared to June 30, 2020.
●	Total loans were flat at $1.7 billion compared to the prior quarter. New loan originations were $186.8 million ($169.2 million of conventional loans, of which $118.0 million funded, coupled with $17.6 million of Professional Bank PPP loans). The Professional Bank PPP loan balance decreased $66.7 million, or 31.7%, from the prior quarter.

●	Total Deposits increased 19.7%, or $0.4 billion, to $2.3 billion compared to the prior quarter primarily due to increases in noninterest bearing demand deposit accounts. Additionally, average assets for the quarter increased due to large balances associated with the Correspondent Banking Relationship.
●	Nonperforming assets remained unchanged at $2.8 million compared to the prior quarter. As compared to June 30, 2020, the Company had nonperforming assets of $6.2 million.

Operating Results

Results of Operations for the three months ended June 30, 2021 and 2020

The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	Change
Interest income	$18,962	$18,522	2.4%
Interest expense	1,760	2,231	(21.1)%
Net Interest income	17,202	16,291	5.6%
Provision for loan losses	762	1,750	(56.5)%
Net interest income after provision	16,440	14,541	13.1%
Noninterest income	2,302	968	137.8%
Noninterest expense	10,954	11,548	(5.1)%
Income before income taxes	7,788	3,961	96.6%
Income tax expense	1,457	830	75.5%
Net income	$6,331	$3,131	102.2%

Net income for the three months ended June 30, 2021, was $6.3 million, an increase of $3.2 million, or 102.2%, compared to the three months ended June 30, 2020. Interest income increased $0.4 million while interest expense decreased $0.5 million, resulting in a net interest income increase of $0.9 million for the three months ended June 30, 2021, compared to the same period in the prior year. The increase in our interest income year-over-year was primarily due to increased loan portfolio growth and decreased cost of funds to the Company. Provision for loan losses decreased by $1.0 million for the three months ended June 30, 2021, compared to the same period in the prior year. The decrease in the provision expense was primarily due to loan payoffs in higher risk categories offset by an increase in loan originations. The increase in noninterest income during the three months ended June 30, 2021, compared to the same period in the prior year was primarily due to increases in service charges on deposit accounts associated with the Correspondent Banking Relationship, and secondarily to an increase in SWAP fees, as well as a one-time credit due to the unwinding fee of a FHLB advance. The decrease in noninterest expense for the three months ended June 30, 2021, compared to the same period in the prior year was primarily due to the lack of MBI acquisition expenses this quarter and to a lesser extent the realization of our implementation efforts regarding operational efficiencies in occupancy, equipment, and data processing expenses.

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

Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment rates, the money supply, political and international conditions, and circumstances, in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, the economic and competitive conditions in the Miami-Dade MSA, as well as developments affecting the real estate, technology, government services, hospitality and tourism, and financial services sectors within the Miami-Dade MSA. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.

The following table shows the average outstanding balance of each principal category of our assets, liabilities, and stockholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

	For the Three Months Ended June 30,
	2021			2020
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$580,632	$178	0.12%	$170,658	$44	0.10%
Federal funds sold	69,506	24	0.14%	32,965	12	0.15%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,391	99	5.37%	7,598	131	6.93%
Investment securities - taxable	70,137	161	0.92%	88,365	241	1.10%
Investment securities - tax exempt	20,172	189	3.76%	20,973	197	3.78%
Loans(1)	1,699,403	18,311	4.32%	1,501,590	17,897	4.79%
Total interest earning assets	2,447,241	18,962	3.11%	1,822,149	18,522	4.09%
Loans held for sale	2,638			—
Noninterest earning assets	115,358			102,663
Total assets	$2,565,237			$1,924,812
Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,377,712	1,430	0.42%	994,972	1,617	0.65%
Borrowed funds	56,347	330	2.35%	230,516	614	1.07%
Total interest-bearing liabilities	1,434,059	1,760	0.49%	1,225,488	2,231	0.73%
Noninterest-bearing liabilities
Noninterest-bearing deposits	890,292			475,613
Other noninterest-bearing liabilities	17,690			19,540
Stockholders’ equity	223,196			204,171
Total liabilities and stockholders’ equity	$2,565,237			$1,924,812
Net interest spread(2)			2.62%			3.36%
Net interest income		$17,202			$16,291
Net interest margin(3)			2.82%			3.60%
(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $1.8 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively.

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

	For the Three Months Ended June 30, 2021
	Compared to 2020
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$106	$28	$134
Federal funds sold	13	(1)	12
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	(4)	(28)	(32)
Investment securities - taxable	(50)	(30)	(80)
Investment securities - tax exempt	(8)	—	(8)
Loans	2,358	(1,944)	414
Total	$2,415	$(1,975)	$440
Interest expense
Interest-bearing deposits	622	(809)	(187)
Borrowed funds	(464)	180	(284)
Total	$158	$(629)	$(471)

Net interest income totaled $17.2 million for the three months ended June 30, 2021, down $0.7 million, or 3.8% compared to the three months ended March 31, 2021, primarily due to higher yielding loan payoffs and a decrease in loan fees associated with PPP loan forgiveness. Net interest margin decreased 83 basis points from the first quarter of 2021 to 2.82% for the second quarter of 2021 due to an increase in low yielding cash assets and loan payoffs on higher yielding assets. Our weighted average roll-off rate for loans paid off was 4.7% and the weighted average roll-on rate for loans originated was 3.9% at June 30, 2021.

Net interest income increased by $0.9 million to $17.2 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Our total interest income was impacted by an increase in interest earning assets, primarily due to increased balances in large low yielding cash assets, coupled with increases in our portfolio of lower yielding loans, offset by decreased cost of funds to the Company. Average total interest earning assets were $2.4 billion for the three months ended June 30, 2021, compared with $1.8 billion for the three months ended June 30, 2020. The annualized yield on those interest earning assets decreased 98 basis points for the three months ended June 30, 2021, due to loans repricing downward, coupled with higher yielding loan payoffs. The increase in the average balance of interest earning assets was driven primarily by our growth in cash of $359.9, or 123.0% and our loan portfolio of $120.3 million, or 7.7%, compared to three months ended June 30, 2020. The growth in the loan portfolio was due to organic loan originations and the Professional Bank PPP.

Average interest-bearing liabilities for the three months ended June 30, 2021, increased due to organic deposit growth and grew by $208.6 million, or 17.0%, for the three months ended June 30, 2020. The increase was primarily due to a $382.7 million, a 38.5%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits was primarily due to increases in negotiable orders of withdrawal (“NOW”) and money market accounts for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, and, to a lesser extent, increases in certificates of deposit. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.49%, for the three months ended June 30, 2021, compared to 0.73% for the three months ended June 30, 2020. Annualized average interest rate paid on interest-bearing deposits decreased 23 basis points to 0.42% and the annualized average interest rate paid on borrowed funds increased by 128 basis points to 2.35%. The increases in annualized average interest rates primarily reflected an increase in interest earning assets, primarily due to increased balances in our low yielding cash assets as well as increases in our loan portfolio of lower yielding loans, offset by decreased cost of funds to the Company during the three months ended June 30, 2021. The average interest rate on borrowings during the quarter ended June 30, 2021, increased as we paid-off the Paycheck Protection Program Liquidity Facility (“PPPLF”) balances, leaving higher priced FHLB advances and subordinated debt as our borrowings. For the three months ended June 30, 2021, our average other noninterest-bearing liabilities decreased $1.9 million, or 9.5%, compared to the three months ended June 30, 2020. Average noninterest-bearing deposits also increased $414.7 million, or 87.2%, compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, our annual net interest margin was 2.82% and net interest spread was 2.62%. For the three months ended June 30, 2020, annual net interest margin was 3.60% and net interest spread was 3.36%.

Net Interest Income
($ in thousands)
$16,291
$17,460
$18,241
$17,879
$17,202
3.72%
3.60%
3.19%
3.68%
3.53%
3.01%
3.73%
3.70%
3.06%
3.65%
3.36%
3.04%
2.82%
2.73%
2.50%
2Q 2020
3Q 2020
4Q 2020
1Q 2021
2Q 2021
Net Interest Income
NIM
NIM (ex. PPP, and inc. PA)
NIM (ex. PPP and PA)
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

Our provision for loan losses amounted to $0.8 million for the three months ended June 30, 2021, and $1.8 million for the three months ended June 30, 2020. The decrease from 2020 to 2021 was primarily due to the need for an increased reserve at the early stages of COVID-19 in 2020 and the decreasing impact of COVID-19 on the economy in 2021. We did not record any net charge-offs for the three months ended June 30, 2021, and 2020. Our allowance for loan losses as a percentage of total loans (excluding Professional Bank PPP loans) was 0.67% at June 30, 2021, compared to 1.10% at December 31, 2020. See Reconciliation of non-GAAP Financial Measures.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, interest rate SWAP fees, origination fees for SBA loans, and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method. The following table presents the major categories of noninterest income for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$1,199	$307	290.6%
Income from Bank owned life insurance	281	126	123.0%
Gain on sale and call of securities	21	11	90.9%
SBA origination fees	—	84	(100.0)%
SWAP fees	364	210	73.3%
Third party loan sales	226	157	43.9%
Other	211	73	189.0%
Total noninterest income	$2,302	$968	137.8%

Noninterest income for the three months ended June 30, 2021, was $2.3 million, a $1.3 million, or 137.8%, increase compared to the three months ended June 30, 2020. The increase was primarily due to increases in service charges on deposit accounts associated with the Correspondent Banking Relationship, secondarily to an increase in SWAP fees, as well as a one-time credit due to the unwinding fee of a FHLB advance.

See Note 11 to the Consolidated Financial Statements (unaudited) dated June 30, 2021, entitled "Customer Derivatives – Interest Rate SWAPs" for additional information regarding our derivative financial instruments.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining client relationships, and providing banking services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees, data processing expenses, advertising expenses, loan processing expenses, and other general and administrative expenses, including FDIC assessments, communications, travel, meals, training, supplies, and postage. The following table presents the major categories of noninterest expense for the periods indicated.

	Three Months Ended June 30,
			Increase
(Dollars in thousands)	2021	2020	(Decrease)
Noninterest expense
Salaries and employee benefits	$7,099	$6,912	2.7%
Occupancy and equipment	905	1,081	(16.3)%
Data processing	276	421	(34.4)%
Marketing	165	151	9.3%
Professional fees	770	806	(4.5)%
Acquisition expenses	—	560	(100.0)%
Regulatory assessments	418	300	39.3%
Other	1,321	1,317	0.3%
Total noninterest expense	$10,954	$11,548	(5.1)%

Noninterest expense amounted to $11.0 million for the three months ended June 30, 2021, a decrease of $0.6 million, or 5.1%, compared to the three months ended June 30, 2020. The decrease was primarily due to the lack of MBI acquisition expenses this quarter and to a lesser extent the realization of our implementation efforts regarding operational efficiencies in occupancy, equipment, and data processing expenses.

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

Income tax expense was $1.5 million for the three months ended June 30, 2021, compared to $0.8 million for the three months ended June 30, 2020. Our effective tax rates for those periods were 18.7% and 21.0%, respectively. The change in the effective tax rate was due to the decrease in nondeductible expenses, an increase in tax-exempt income, and an increase in excess tax benefits from stock-based compensation.

Results of Operations for the six months ended June 30, 2021 and 2020

The following table sets forth the principal components of net income for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Change
Interest income	$38,734	$29,542	31.1%
Interest expense	3,653	5,190	(29.6)%
Net Interest income	35,081	24,352	44.1%
Provision for loan losses	1,800	2,595	(30.6)%
Net interest income after provision	33,281	21,757	53.0%
Noninterest income	3,421	1,824	87.6%
Noninterest expense	22,742	21,034	8.1%
Income before income taxes	13,960	2,547	448.1%
Income tax expense	2,844	733	288.0%
Net income	$11,116	$1,814	512.8%

Net income for the six months ended June 30, 2021, was $11.1 million, an increase of $9.3 million, or 512.8%, compared to the six months ended June 30, 2020. Interest income increased $9.2 million while interest expense decreased $1.5 million, resulting in a net interest income increase of $10.7 million for the six months ended June 30, 2021, compared to the same period in the prior year. The increase in our interest income was primarily due to the MBI Variance, increased loan portfolio growth, and decreased cost of funds to the Company. Provision for loan losses decreased by $0.8 million for the six months ended June 30, 2021, compared to the same period in the prior year. The decrease in the provision expense was due primarily to to the need for an increased reserve at the early stages of COVID-19 in 2020 and the decreasing impact of COVID-19 on the economy in 2021. The increase in noninterest expense for the six months ended June 30, 2021, compared to the same period in the prior year was primarily due to increased salaries and investment in digital infrastructure. The Bank’s number of employees increased from 137 as of December 31, 2019, to 179 as of June 30, 2020, which increase was due to the MBI acquisition, and further increased to 194 as of June 30, 2021.

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

Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment rates, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, the economic and competitive conditions in the Miami-Dade MSA, as well as developments affecting the real estate, technology, government services, hospitality and tourism, and financial services sectors within the Miami-Dade MSA. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.

The following table shows the average outstanding balance of each principal category of our assets, liabilities, and stockholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

	For the Six Months Ended June 30,
	2021			2020
	Average	Interest		Average	Interest
	Outstanding	Income/	Average	Outstanding	Income/	Average
(Dollars in thousands)	Balance	Expense(4)	Yield/Rate	Balance	Expense(4)	Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$380,989	$224	0.12%	$173,907	$629	0.73%
Federal funds sold	56,955	40	0.14%	33,954	131	0.78%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,676	194	5.11%	6,550	210	6.45%
Investment securities - Taxable	69,968	340	0.98%	68,085	454	1.34%
Investment securities - Non-taxable	20,902	392	3.79%	11,122	206	3.72%
Loans(1)	1,681,566	37,544	4.51%	1,156,151	27,912	4.85%
Total interest earning assets	2,218,056	38,734	3.53%	1,449,769	29,542	4.10%
Loans held for sale	1,999			1,186
Noninterest earning assets	122,420			80,730
Total assets	$2,342,475			$1,531,685
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,293,693	2,747	0.43%	879,749	4,243	0.97%
Borrowed funds	101,129	906	1.81%	146,828	947	1.30%
Total interest-bearing liabilities	1,394,822	3,653	0.53%	1,026,577	5,190	1.02%
Noninterest-bearing liabilities
Noninterest-bearing deposits	708,215			332,474
Other noninterest-bearing liabilities	18,288			15,801
Shareholders’ equity	221,150			156,833
Total liabilities and shareholders’ equity	$2,342,475			$1,531,685
Net interest spread(2)			3.00%			3.08%
Net interest income		$35,081			$24,352
Net interest margin(3)			3.20%			3.38%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)	Interest income on loans includes loan fees of $4.4 million and $1.1 million for the six months ended June 30, 2021, and 2020, respectively.

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

	For the Six Months Ended June 30, 2021
	Compared to 2020
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$749	$(1,154)	$(405)
Federal funds sold	89	(180)	(91)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	36	(52)	(16)
Investment securities - taxable	13	(127)	(114)
Investment securities - tax exempt	181	5	186
Loans	12,685	(3,053)	9,632
Total	$13,753	$(4,561)	$9,192
Interest expense
Interest-bearing deposits	1,996	(3,492)	(1,496)
Borrowed funds	(295)	254	(41)
Total	$1,701	$(3,238)	$(1,537)

Net interest income increased by $10.7 million to $35.1 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Our total interest income was impacted by an increase in interest earning assets, primarily due to increases in annualized average interest rates primarily reflected an increase in interest earning assets, primarily due to increased balances in our low yielding cash assets as well as increases in our loan portfolio of lower yielding loans, offset by decreased cost of funds to the Company. Average total interest earning assets were $2.2 billion for the six months ended June 30, 2021, compared with $1.4 billion for the six months ended June 30, 2020. The annualized yield on those interest earning assets decreased 57 basis points to for the six months ended June 30, 2021, due to loans repricing downward, coupled with higher yielding loan payoffs. The increase in the average balance of interest earning assets was driven primarily by the MBI Variance and growth in our loan portfolio of $525.4 million, or 45.4%, compared to the six months ended June 30, 2020. The growth in the loan portfolio was due to organic loan originations and the Professional Bank PPP during the six months ended June 30, 2021.

Average interest-bearing liabilities increased due to the MBI Variance and organic deposit growth and grew by $368.2 million, or 35.9%, for the six months ended June 30, 2021. The increase was primarily due to a $413.9 million, or 47.1%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits was primarily due to increases in NOW and money market accounts for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, and, to a lesser extent, increases in certificates of deposits. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.53% for the six months ended June 30, 2021, compared to 1.02% for the six months ended June 30, 2020. Annualized average interest rate paid on interest-bearing deposits decreased 54 basis points to 0.43% and the annualized average interest rate paid on borrowed funds increased by 51 basis points to 1.81%. Compared to the six months ended June 30, 2020, the Company participated in the PPPLF which had a downward effect on our loan portfolio yields. For the six months ended June 30, 2021, our average other noninterest-bearing liabilities increased $2.5 million, or 15.7%, compared to the six months ended June 30, 2020. Average noninterest-bearing deposits also increased $375.7 million, or 113.0%, compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, our annual net interest margin was 3.20% and net interest spread was 3.00%. For the six months ended June 30, 2020, annual net interest margin was 3.38% and net interest spread was 3.08%.

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

Our provision for loan losses amounted to $1.8 million for the six months ended June 30, 2021, and $2.6 million for the six months ended June 30, 2020. The decrease from 2020 to 2021 was made primarily due loan payoffs in higher risk categories offset by an increase in loan originations. We recorded one net charge-off of $7.6 million for the six months ended June 30, 2021. We did not record any net charge-offs for the six months ended June 30, 2020. Our allowance for loan losses as a percentage of total loans (excluding Professional PPP loans) was 0.67% at June 30, 2021, compared to 1.10% at December 31, 2020. See Reconciliation of non-GAAP Financial Measures.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, interest rate SWAP fees, origination fees for SBA loans, and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method. The following table presents the major categories of noninterest income for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$1,594	$529	201.3%
Income from Bank owned life insurance	563	255	120.8%
Gain on sale and call of securities	22	15	46.7%
SBA origination fees	145	114	27.2%
SWAP fees	573	473	21.1%
Third party loan sales	301	267	12.7%
Other	223	171	30.4%
Total noninterest income	$3,421	$1,824	87.6%

Noninterest income for the six months ended June 30, 2021, was $3.4 million, a $1.6 million, or 87.6%, increase compared to for the six months ended June 30, 2020. The increase was primarily due to growth in deposit transaction accounts, coupled with increases in service charges on deposit accounts with the Correspondent Banking Relationship, $0.3 million increase in income from BOLI, and $0.1 million increase in SWAP fees.

During the first quarter of 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate SWAP with the customer. The Company also enters into an offsetting SWAP with a SWAP dealer. These back-to-back SWAP agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. See Note 11 to the Consolidated Financial Statements (unaudited) dated June 30, 2021, entitled "Customer Derivatives – Interest Rate SWAPs" for additional information regarding our derivative financial instruments.

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

	Six Months Ended June 30,
			Increase
(Dollars in thousands)	2021	2020	(Decrease)
Noninterest expense
Salaries and employee benefits	$13,883	$12,175	14.0%
Occupancy and equipment	2,007	1,855	8.2%
Data processing	566	597	(5.2)%
Marketing	318	288	10.4%
Professional fees	1,398	1,161	20.4%
Acquisition expenses	684	2,223	(69.2)%
Regulatory assessments	767	514	49.2%
Other	3,119	2,221	40.4%
Total noninterest expense	$22,742	$21,034	8.1%

Noninterest expense amounted to $22.7 million for the six months ended June 30, 2021, an increase of $1.7 million, or 8.1%, compared to for the six months ended June 30, 2020. The increase was primarily due to increased salaries and investment in digital infrastructure, offset by a reduction in acquisition expenses. The Bank’s number of employees increased from 137 as of December 31, 2019, to 179 as of June 30, 2020, which increase was due to the MBI acquisition, and further increased to 194 as of June 30, 2021.

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

Income tax expense was $2.8 million for the six months ended June 30, 2021, compared to $0.7 million for the six months ended June 30, 2020. Our effective tax rates for those periods were 20.4% and 28.8%, respectively. The change in the effective tax rate was due to the decrease in nondeductible expenses, primarily acquisition related costs, an increase in tax-exempt income, and an increase in excess tax benefits from stock-based compensation.

Financial Condition

Balance Sheet Analysis

The following sections provide expanded discussion of the significant changes in certain line items in asset, liability, and stockholder’s equity categories.

For the six months ended June 30, 2021, our total assets increased 24.5%, or $0.5 billion, compared to December 31, 2020. Total loans increased 2.2%, or $36.8 million, compared to December 31, 2020, as a result of the third round of the PPP and new organic loan origination. Interest-bearing deposits at other financial institutions increased due to our desire to maintain our excess liquidity in more liquid assets due to our continued robust demand for loans and cash associated with Correspondent Banking Relationship. Stockholders’ equity increased $7.5 million, or 3.5%, compared to December 31, 2020, primarily due to net income of $11.1 million for the six months ended June 30, 2021, offset by repurchases of the Company’s Class A voting common stock.

Cash and Cash Equivalents

Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. Due to our desire to maintain excess liquidity in more liquid assets to fund our loan growth and excess due to the Correspondent Banking Relationship, cash and cash equivalents increased $435.4 million, or 200.7%, compared to December 31, 2020, primarily due to an increase in interest-bearing deposits. As we continue to grow, so do our liquidity needs.

Banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements at June 30, 2021 and 2020, was $0 and $0, respectively.

Investment Securities

We use our securities portfolio to provide a secondary source of liquidity, achieve additional interest income through higher yields on funds invested (compared to other options, such as interest-bearing deposits at other banks or fed funds sold), manage interest rate risk, and meet both collateral and regulatory capital requirements.

Securities may be classified as either trading, held-to-maturity, available-for-sale, or equity. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available-for-sale securities consist of securities not classified as trading securities nor as held-to maturity securities. Unrealized holding gains and losses on available-for-sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Our investment portfolio increased $32.6 million, or 34.4%, to $127.7 million compared to December 31, 2020, primarily due to purchases of $33.0 million in securities available for sale, offset by paydowns, and maturities. To supplement interest income earned on the Company’s loan portfolio, the Company invests in high quality mortgage-backed securities, government agency bonds, corporate bonds, community development district bonds, and equity securities (including mutual funds).

The following tables summarize the contractual maturities and weighted-average yields of investment securities as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale - taxable
Small Business Administration loan pools	$43,091	$42,596	$30,678	$30,556
Mortgage-backed securities	54,517	54,540	28,514	28,922
United States agency obligations	2,001	2,089	3,000	3,122
Corporate bonds	1,500	1,510	2,501	2,510
Total	$101,109	$100,735	$64,693	$65,110
Securities Available for Sale - tax exempt
Community Development District bonds	$17,954	$18,658	$20,582	$21,299
Municipals	1,057	1,103	1,064	1,099
Total	$19,011	$19,761	$21,646	$22,398
Securities Held to Maturity
Mortgage-backed securities	285	296	345	359
United States Treasury	—	—	202	202
Foreign Bonds	1,000	1,000	1,000	1,000
Total	$1,285	$1,296	$1,547	$1,561
Equity Securities
Mutual Funds	5,942	5,942	6,005	6,005
Total	$5,942	$5,942	$6,005	$6,005

			More than One Year		More than Five Years
	One Year or Less		Through Five Years		Through 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
At June 30, 2021		Average		Average		Average		Average			Average
(Dollars in thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Yield	Book Value	Fair Value	Yield
Securities Available for Sale - taxable
Small Business Administration loan pools	$—	—%	$609	0.96%	$19,879	1.51%	$22,603	1.38%	$43,091	$42,596	1.43%
Mortgage-backed securities	—	—%	—	—%	6,361	0.74%	48,156	1.27%	54,517	54,540	1.21%
United States agency obligations	998	2.54%	1,003	2.66%	—	—%	—	—%	2,001	2,089	2.60%
Corporate bonds	—	—%	1,500	1.18%	—	—%	—	—%	1,500	1,510	1.18%
Total	$998	2.54%	$3,112	1.61%	$26,240	1.32%	$70,759	1.31%	$101,109	$100,735	1.33%
Securities Available for Sale - tax exempt
Community Development District bonds	$40	4.00%	$17,599	3.87%	$315	3.00%	$—	—%	$17,954	$18,658	3.86%
Municipals	—	—%	1,057	1.75%	—	—%	—	—%	1,057	1,103	1.75%
Total	$40	4.00%	$18,656	3.75%	$315	3.00%	$—	—%	$19,011	$19,761	3.74%
Securities Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	285	2.57%	285	296	2.57%
United States Treasury	—	—%	—	—%	—	—%	—	—%	—	—	—%
Foreign Bonds	1,000	0.47%	—	—%	—	—%	—	—%	1,000	1,000	0.47%
Total	$1,000	0.47%	$—	—%	$—	—%	$285	2.57%	$1,285	$1,296	0.93%
Equity Securities
Mutual Funds	5,942	1.13%	—	—%	—	—%	—	—%	5,942	5,942	1.13%
Total	$5,942	1.13%	$—	—%	$—	—%	$—	—%	$5,942	$5,942	1.13%

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, construction and development and other consumer loans. Our loan clients primarily consist of small to medium sized businesses, the owners and operators of these businesses as well as other professionals, entrepreneurs, and high net worth individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities, and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Miami-Dade MSA. The following table summarizes and provides additional information about certain segments of our loan portfolio as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$875,453	51.4%	$777,776	46.7%
Owner Occupied	305,854	—	286,992	—
Non-Owner Occupied	569,599	—	490,784	—
Residential real estate	361,946	21.3%	380,491	22.8%
Commercial (Non-PPP)	229,215	13.5%	206,665	12.4%
Commercial (PPP)	144,118	8.5%	189,977	11.4%
Construction and development	74,175	4.4%	99,883	6.0%
Consumer and other loans	14,575	0.9%	11,688	0.7%
Total loans	$1,699,482	100.0%	$1,666,480	100.0%
Unearned loan origination (fees) costs, net	(1,984)		(1,323)
Unearned PPP loan origination (fees) costs, net	(4,855)		(4,255)
Allowance for loan loss	(10,418)		(16,259)
Loans held for sale	(2,039)		(1,270)
Other	(18)		—
Loans, net	$1,680,168		$1,643,373

Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of June 30, 2021, we had $305.9 million of owner-occupied commercial real estate loans and $569.6 million of investment commercial real estate loans, representing 34.9% and 65.1%, respectively, of our commercial real estate portfolio. As of June 30, 2021, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.2 million for owner-occupied and $1.8 million for non-owner occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. As of June 30, 2021, we did not have any commercial real estate loans with a loan to value over 100%. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of June 30, 2021, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 48.5% and 50.0%, respectively and debt service coverage ratios were 2.37x and 1.78x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years, and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $1.0 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of June 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Auto (Car Lot/Auto Repair)	$28,055	3.2%	$22,483	2.9%
Educational Facility	32,979	3.8%	14,328	1.8%
Gas Station	70,053	8.0%	64,162	8.2%
Hotel	61,887	7.1%	54,324	7.0%
Mixed Use	36,756	4.2%	29,987	3.9%
Multifamily	118,978	13.6%	98,837	12.7%
Office	106,333	12.1%	111,850	14.4%
Other / Special Use	43,467	5.0%	41,739	5.4%
Religious Facility	8,175	0.9%	8,450	1.1%
Retail	215,402	24.6%	192,105	24.7%
Vacant Land	7,491	0.9%	7,847	1.0%
Warehouse	145,877	16.7%	131,664	16.9%
Total	$875,453	100.0%	$777,776	100.0%

	As of June 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Broward	$130,231	14.9%	$118,408	15.2%
Miami-Dade	538,691	61.5%	501,168	64.4%
Palm Beach	144,719	16.5%	113,405	14.6%
Other FL County	37,491	4.3%	27,154	3.5%
Out of State	24,321	2.8%	17,641	2.3%
Total	$875,453	100.0%	$777,776	100.0%

As of June 30, 2021, non-owner occupied commercial real estate loans of $569.6 million represented 36.7% of total risk-weighted assets.

Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of June 30, 2021, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 55.9%, 48.7% and 51.0%, respectively. We require construction and development loans to establish an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of June 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
1 – 4 Family Construction	$39,783	53.6%	$45,209	45.3%
Commercial Construction	11,985	16.2%	34,082	34.1%
Land Development	5,241	7.1%	5,789	5.8%
Vacant Land	17,166	23.1%	14,803	14.8%
Total	$74,175	100.0%	$99,883	100.0%

	As of June 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
Broward	$2,799	3.8%	$21,737	21.8%
Miami-Dade	49,586	66.9%	57,192	57.3%
Palm Beach	16,268	21.9%	15,137	15.2%
Other FL County	5,522	7.4%	5,817	5.8%
Total	$74,175	100.0%	$99,883	100.0%

As of June 30, 2021, total construction and land development loans of $74.2 million represented 4.8% of total risk-weighted assets.

Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 20% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $52.8 million, or approximately 14.6% of our residential loan portfolio as of June 30, 2021. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.8 million as of June 30, 2021. As of June 30, 2021, we did not have any residential real estate loans with a loan to value over 100%. Given the tragedy at the Champlain Towers Condominium in Surfside, Florida, there is increased interest in condominium development and lending. While the Company does not target high-rise, beachfront, condominium lending, we do, from time-to-time, grant loans secured by individual condominium units.  At June 30, 2021, we had 11 loans, with outstanding balances of $4.0 million, secured by individual condominium units located in Florida buildings, over ten stories, which were originally constructed 40 or more years ago. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following table shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of June 30, 2021			As of December 31, 2020
(Dollars in thousands)	Amount	Percent	LTV (%)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$247,239	68.3%	57.1%	$270,960	71.2%	57.8%
Investor Owned Residences	59,830	16.5%	52.8%	48,026	12.6%	50.7%
HELOC	52,838	14.6%	56.6%	60,235	15.8%	57.1%
Loans Held for Sale	2,039	0.6%	0.0%	1,270	0.3%	0.0%
Total	$361,946	100.0%		$380,491	100.0%

Commercial Loans. In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the non-Professional Bank PPP loans in our commercial loan portfolio was $0.5 million as of June 30, 2021. As of June 30, 2021, non-Professional Bank PPP commercial loans was $229.2 million, and Professional Bank PPP commercial loans was $144.1 million. For commercial loans over $0.5 million, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of June 30, 2021, the debt service coverage ratio for our Bank commercial loan portfolio was approximately 2.50x for non-Professional Bank PPP loans, excluding approximately 3.8% of the commercial loan portfolio that is cash secured. Most commercial business loans, which include Professional Bank PPP loans, are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following table shows our commercial loan portfolio by industry segment as of June 30, 2021.

	As of June 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Loans
Business Products	$1,152	0.5%	$1,163	0.6%
Business Services	57,052	24.9%	29,584	14.3%
Communication	17,733	7.7%	17,740	8.6%
Construction	20,490	8.9%	19,269	9.3%
Finance	48,677	21.2%	56,652	27.4%
Healthcare	6,699	2.9%	7,379	3.6%
Services	36,868	16.1%	23,319	11.3%
Technology	802	0.3%	853	0.4%
Trade	32,298	14.1%	44,359	21.5%
Transportation	2,010	0.9%	2,928	1.4%
Other	5,434	2.4%	3,419	1.7%
Total	$229,215	100.0%	$206,665	100.0%

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

Second quarter loans totaled $1.7 billion, a decrease of $39.1 million, or 2.2% from the prior quarter due to a reduction in PPP loans. Loan growth, net of PPP loans, was up $27.6 million, or 1.8% quarter-over-quarter. We experienced strong originations across all loan types due to new loan originations of $186.8 million ($169.2 million of conventional loans, of which $118.0 million funded, coupled with

$17.6 million of PPP loans) partially offset by payoffs of $162.2 million ($77.9 million of conventional loans and $84.3 million of PPP loans forgiven).

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at June 30, 2021.

	June 30, 2021
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$98,118	$230,947	$546,388	$875,453
Residential Real Estate	14,141	19,401	328,404	361,946
Commercial*	108,402	166,295	98,636	373,333
Construction and Development	29,355	20,219	24,601	74,175
Consumer and Other	4,141	7,330	3,104	14,575
Total loans	$254,157	$444,192	$1,001,133	$1,699,482
Amounts with fixed rates	$149,697	$398,716	$965,071	$1,513,484
Amounts with floating rates	$104,460	$45,476	$36,062	$185,998
*Includes Paycheck Protection Program (PPP) loans.
	December 31, 2020
	Due in One	Due in One to	Due After
(Dollars in thousands)	Year or Less	Five Years	Five Years	Total
Commercial Real Estate	$63,277	$221,328	$493,171	$777,776
Residential Real Estate	16,386	23,832	340,273	380,491
Commercial*	93,338	232,428	70,876	396,642
Construction and Development	37,205	30,165	32,513	99,883
Consumer and Other	5,619	3,855	2,214	11,688
Total loans	$215,825	$511,608	$939,047	$1,666,480
Amounts with fixed rates	$110,152	$473,839	$910,452	$1,494,443
Amounts with floating rates	$105,673	$37,769	$28,595	$172,037
*Includes Paycheck Protection Program (PPP) loans.

Paycheck Protection Program

During the three months ended June 30, 2021, we funded 172 loans representing $17.6 million under Round 3 of the PPP. As of June 30, 2021, we participated in all three rounds of the PPP and funded 2,287 small business loans representing approximately $340.5 million in relief proceeds, of which 1,362 loans totaling $196.9 million were forgiven by the SBA. Most of the Professional Bank PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. However, we paid off all of the PPPLF advances during the first and second quarter of 2021 and the balance was $0 as of June 30, 2021.

Criticized Assets

$10,906
$15,590
$547
$12,273
$542
$12,791
$453
$5,101
$558
$5,101
Non-Classified
Classified
2Q 2020
3Q 2020
4Q 2020
1Q 2021
2Q 2021

Nonperforming Loans

$6,172
0.39%
$9,917
0.62%
$10,434
0.63%
$2,775
0.16%
$2,775
0.16%
Total NPL
Total NPL Ratio*
2Q 2020
3Q 2020
4Q 2020
1Q 2021
2Q 2021

** NPL percent of Gross Loans*

Net Charge-Offs

$7,641
NCO
$99
$120
$28
$0
2Q 2020
3Q 2020
4Q 2020
1Q 2021*
2Q 2021

% of Total Loans	<1 bp	<1 bp	<1 bp	44 bps	0 bps

** The charge off of $7.6 million in 1Q 2021 is related to the Coex Coffee loan and is the amount previously impaired and specifically reserved in the third quarter of 2020.*

Credit quality remains strong with minimal criticized assets and nonperforming loans, coupled with zero charge-offs for Q2 2021.

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans accruing over 90 days or greater past due as of June 30, 2021.

We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $1.0 million. We also engage in semi-annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $2.8 million as of June 30, 2021, or 0.11% of total assets. We had nonperforming assets of $10.4 million as of December 31, 2020, or 0.51% of total assets. The decrease in nonperforming assets was primarily driven by the $7.6 million charge off of the Coex Coffee International, Inc. loan during the first quarter of 2021. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, which was a primary factor in the recent increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual Loans
Commercial real estate	$—	$—
Residential real estate	—	—
Commercial	1,468	9,127
Construction and development	—	—
Consumer and other loans	1,307	1,307
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$2,775	$10,434
Other real estate owned	—	—
Total nonperforming assets	$2,775	$10,434
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$252	$298
Ratio of nonperforming loans to total loans	0.16%	0.63%
Ratio of nonperforming assets to total assets	0.11%	0.51%

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

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial real estate	$873,127	$—	$2,326	$—	$875,453
Residential real estate	361,946	—	—	—	361,946
Commercial	371,400	465	1,468	—	373,333
Construction and land development	74,175	—	—	—	74,175
Consumer	13,174	94	1,307	—	14,575
Total	$1,693,822	$559	$5,101	$—	$1,699,482

December 31, 2020
Commercial real estate	$775,420	$—	$2,356	$—	$777,776
Residential real estate	380,062	429	—	—	380,491
Commercial	387,403	112	9,127	—	396,642
Construction and land development	99,883	—	—	—	99,883
Consumer	10,381	—	1,307	—	11,688
Total	$1,653,149	$541	$12,790	$—	$1,666,480

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

The second component is a general reserve on all loans other than those identified as impaired. General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction and development, residential real estate, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool. The following table analyzes the activity in the allowance over the past two years and for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,		For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2020	2019
Balance at beginning of period	$16,259	$6,548	$6,548	$5,685
Charge-offs
Commercial real estate	—	—	—	—
Residential real estate	—	—	(207)	—
Commercial	(7,641)	(98)	(99)	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	—
Total Charge-offs	(7,641)	(98)	(306)	—
Recoveries
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	1
Total recoveries	—	—	—	1
Net charge-offs (recoveries)	(7,641)	(98)	(306)	—
Provision for loan losses	1,800	2,595	10,017	862
Balance at end of period	$10,418	$9,045	$16,259	$6,548
ALLL as a percentage of total loans at end of period	0.62%	0.58%	0.99%	0.83%
ALLL as a percentage of loans (excluding PPP loans) at end of period	0.67%	0.67%	1.10%	0.83%
ALLL as a multiple of net charge-offs	N/A	N/A	53.1	N/A
ALLL as a percentage of nonperforming loans	375.4%	224.4%	155.8%	287.2%

Our allowance for loan losses was $10.4 million at June 30, 2021, compared to $16.3 million at December 31, 2020, a decrease of 35.9%. A reasonable balance was maintained in response to economic weakening and the onset of COVID variants. At June 30, 2021, our allowance for loan losses was 0.67% of total gross loans (excluding Professional Bank PPP loans) and provided coverage of 375.4% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 1.10% as of December 31, 2020. See Reconciliation of non-GAAP Financial Measures. We believe our allowance at June 30, 2021, was adequate to absorb probable incurred losses inherent in our loan portfolio. The following table provides an allocation of the allowance for loan losses to specific loan types as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$4,285	41.1%	$3,159	19.4%
Residential real estate	2,269	21.8%	2,177	13.4%
Commercial	3,423	32.9%	10,462	64.3%
Construction and development	361	3.5%	388	2.4%
Consumer and other	80	0.8%	73	0.4%
Total allowance for loan losses	$10,418	100.0%	$16,259	100.0%

At June 30, 2021, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $5.4 million, of which $2.8 million required a specific reserve of $0.7 million, compared to a recorded investment in impaired loans of $13.1 million, of which $10.4 million required a specific reserve of $8.3 million at December 31, 2020.

Impaired loans also include certain loans that were modified as troubled debt restructurings (“TDR”) At June 30, 2021, we had two loans amounting to $0.3 million that were considered to be TDRs, compared to the same two loans amounting to $0.3 million at December 31, 2020. We did not allocate any specific reserves to loans that have been modified as TDRs as of June 30, 2021 and December 31, 2020.

Deposits

Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market, and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We had public deposits of $93.6 million and $98.2 million, at June 30, 2021 and December 31, 2020, respectively. Additionally, we supplement our deposits with wholesale funding sources such as Quickrate, brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of June 30, 2021 and December 31, 2020, these wholesale deposits represented 2.5% and 4.3%, respectively, of our total deposits.

Interest-bearing deposits increased $238.5 million, or 20.1%, from December 31, 2020, to June 30, 2021, primarily due to a $131.2 million increase in money market account balances from organic growth. In order to fund our loan growth, all of our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 54 basis points to for the six months ended June 30, 2021. The decrease in average rates paid on interest-bearing deposits was a result of a continued decrease in market rates of interest during the six months ended June 30, 2021. As of June 30, 2021, we had approximately $56.5 million in brokered deposits representing 2.5% of total deposits. Brokered deposits increased approximately $26.4 million, or 87.6%, compared to December 31, 2020. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	For the Six Months Ended		For the Year Ended
	June 30, 2021		December 31, 2020
	Average		Average
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
NOW accounts	$262,165	0.21%	$167,991	0.26%
Money market accounts	746,474	0.40%	586,240	0.65%
Brokered deposits	30,475	0.63%	11,339	0.90%
Savings accounts	10,590	0.10%	7,564	0.13%
Certificates of deposit	243,989	0.73%	216,467	1.13%
Total interest-bearing deposits	1,293,693	0.43%	989,601	0.97%
Noninterest-bearing deposits	708,215	—%	410,357	—%
Total deposits	$2,001,908	0.28%	$1,399,958	0.48%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Six Months Ended		For the Year Ended
	June 30, 2021		December 31, 2020
	Ending		Ending
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
NOW accounts	$286,173	12.6%	$232,367	14.0%
Money market accounts	810,913	35.6%	679,761	41.0%
Brokered deposits	56,534	2.5%	30,137	1.8%
Savings accounts	11,814	0.5%	9,727	0.6%
Certificates of deposit	257,056	11.3%	231,953	14.0%
Total interest-bearing deposits	1,422,490	62.5%	1,183,945	71.3%
Noninterest-bearing deposits	854,673	37.5%	475,598	28.7%
Total deposits(1)	$2,277,163	100.0%	$1,659,543	100.0%
(1)	Balance Sheet does not illustrate brokered deposits as presented above .

The following table presents the maturities of our certificates of deposit as of June 30, 2021.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
Time deposits less than $100,000	$4,145	$3,059	$9,717	$3,445	$20,366
Time deposits greater than or equal to $100,000	35,008	34,227	118,680	53,399	241,314
Total	$39,153	$37,286	$128,397	$56,844	$261,680

The following table presents the maturities of our certificates of deposit as of December 31, 2020.

		Over	Over Six
	Three	Three	Months
	Months or	Through	Through	Over
(Dollars in thousands)	Less	Six Months	12 Months	12 Months	Total
Time deposits less than $100,000	$5,429	$3,392	$6,691	$4,602	$20,114
Time deposits greater than or equal to $100,000	55,527	45,180	60,959	54,795	216,461
Total	$60,956	$48,572	$67,650	$59,397	$236,575

Debt

See Note 7 to the Consolidated Financial Statements (unaudited) dated June 30, 2021, entitled "Debt" for additional information regarding our Subordinated Debt and Valley National Line of Credit.

Borrowings

We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.

FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2021, approximately $209.9 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2021, we had $35.0 million in outstanding advances and $134.7 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2021	December 31, 2020
Amount outstanding at period-end	$35,000	$40,000
Weighted average interest rate at period-end	2.04%	1.96%
Maximum month-end balance during period	$40,000	$70,000
Average balance outstanding during period	38,867	58,210
Weighted average interest rate during period	1.98%	1.63%

Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of June 30, 2021.

PPPLF Advances. The Company initially funded Professional Bank PPP loans with the PPPLF. Most of the Professional Bank PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. In addition, we paid off approximately $101.4 million in PPPLF advances for a balance of $0 at June 30, 2021.

Liquidity and Capital Resources

Capital Resources

Stockholders’ equity increased $7.5 million, or 3.5%, to $223.0 million at June 30, 2021, compared to December 31, 2020, primarily due to net income of $11.1 million for the six months ended June 30, 2021, offset by repurchases of the Company’s Class A voting common stock.

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

As of June 30, 2021, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

During the quarter, the Company infused $15.0 million of capital into the Bank in order to support asset growth and maintain well capitalized ratios at the Bank.

The following table presents our regulatory capital ratios as of June 30, 2021 and December 31, 2020. The amounts presented exclude the capital conservation buffer.

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital ratio
Bank	$198,836	12.8%	$124,003	8.0%	$155,004	10.0%
Company	218,325	14.1%	124,003	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	187,416	12.1%	93,002	6.0%	124,003	8.0%
Company	196,844	12.7%	93,002	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	187,416	7.4%	101,368	4.0%	126,710	5.0%
Company	196,844	7.8%	101,368	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	187,416	12.1%	69,752	4.5%	100,753	6.5%
Company	196,844	12.7%	69,752	4.5%	N/A	N/A

					Minimum to be well
	Actual		Minimum for capital adequacy		capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A

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

At June 30, 2021, we had the ability to generate approximately $370.9 million in additional liquidity through all of our available resources beyond our overnight funds sold position. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is currently sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. At June 30, 2021 and December 31, 2020, there were $209.9 million and $227.8 million in total loans pledged to the FHLB for liquidity. Our investment portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our investment portfolio was 3.70 years and 3.02 years at June 30, 2021 and December 31, 2020, respectively, and had a net unrealized pre-tax gain of $0.4 million and $1.2 million, respectively, in our available for sale securities portfolio as of those dates.

As we deploy our capital and continue to grow our operations, we maintain cash in our holding company for added liquidity. As of June 30, 2021, cash held at the holding company was approximately $20.2 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $56.9 million during 2021 compared to an average net overnight funds sold position of $39.6 million for the year ended December 31, 2020. This quarter our continued organic growth coupled with the Correspondent Banking Relationship buttressed our preference for excess liquidity in readily available assets, such as federal funds sold and cash at other depository institutions, as opposed to less liquid, but higher yielding, assets, like investment securities.

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

Inflation

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant, and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Inflation measures have increased during the second quarter of 2021 as bottlenecked supply chains and other economic factors caused temporary increases in prices of commodities and consumer goods.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2021.

			Due After
		Due after One	Three
	Due in One	Through Three	Through	Due After
(Dollars in thousands)	Year or Less	Years	Five Years	Five Years	Total
FHLB advances	$—	$—	$30,000	$5,000	$35,000
Certificates of deposit less than $100,000	16,921	3,405	40	—	20,366
Certificates of deposit $100,000 or more	187,915	53,399	—	—	241,314
Operating leases	1,400	2,717	2,048	706	6,871
Subordinated debt	—	—	—	10,062	10,062
Total	$206,236	$59,521	$32,088	$15,768	$313,613

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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Unfunded lines of credit	$366,015	$356,955
Commitments to extend credit	83,857	40,629
Letters of credit	11,226	13,036
Total credit extension commitments	$461,098	$410,620

Unfunded lines of credit represent unused portions of credit facilities to our current borrowers that represent no change in credit risk in our portfolio. Lines of credit generally have variable interest rates. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment, less the amount of any advances made.

Letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. In the event of nonperformance by the client in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. If the commitment is funded, we would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash, or marketable securities.

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

Certain Performance Metrics

The following table shows the return on average assets (computed as annualized net income divided by average total assets), return on average equity (computed as annualized net income divided by average equity) and average equity to average assets ratios for the six months ended June 30, 2021, and for the year ended December 31, 2020.

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Return on Average Assets	0.95%	0.46%
Return on Average Equity	10.05%	4.30%
Average Equity to Average Assets	9.44%	10.64%

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

REPRICING GAP

		After One	After Three
		Month	Months		Greater than
June 30, 2021	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans	$414,242	$112,022	$345,668	$871,932	$808,236	$1,680,168
Loans held for sale	2,039	—	—	2,039	—	2,039
Securities	11,617	7,010	46,396	65,023	62,700	127,723
Interest-bearing deposits at other financial institutions	616,180	—	—	616,180	—	616,180
Federal funds sold	36,156	—	—	36,156	—	36,156
FHLB & FRB stock	7,295	—	—	7,295	—	7,295
Total interest earning assets	$1,087,529	$119,032	$392,064	$1,598,625	$870,936	$2,469,561
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$652,409	$18,476	$83,136	$754,021	$406,789	$1,160,810
Time deposits	15,533	23,620	165,683	204,836	56,844	261,680
Total interest-bearing deposits	667,942	42,096	248,819	958,857	463,633	1,422,490
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	35,000	35,000
Subordinated debt	—	—	—	—	10,062	10,062
Total interest-bearing liabilities	$667,942	$42,096	$248,819	$958,857	$508,695	$1,467,552
Period gap	$419,587	$76,936	$143,245	$639,768	$362,241
Cumulative gap	$419,587	$496,523	$639,768	$639,768	$1,002,009
Ratio of cumulative gap to total earning assets	38.58%	417.13%	163.18%	40.02%	115.05%
Ratio of cumulative gap to cumulative total earning assets	16.99%	20.11%	25.91%	25.91%	40.57%

CASH FLOW GAP

		After One	After Three
		Month	Months		Greater than
June 30, 2021	Within One	Through Three	Through	Within One	One Year
(Dollars in thousands)	Month	Months	12 Months	Year	or Nonsensitive	Total
Assets
Interest earning assets
Loans	$127,533	$129,493	$342,715	$599,741	$1,080,427	$1,680,168
Loans held for sale	2,039	—	—	2,039	—	2,039
Securities	7,384	2,498	10,898	20,780	106,943	127,723
Interest-bearing deposits at other financial institutions	616,180	—	—	616,180	—	616,180
Federal funds sold	36,156	—	—	36,156	—	36,156
FHLB & FRB stock	—	—	—	—	7,295	7,295
Total interest earning assets	$789,292	$131,991	$353,613	$1,274,896	$1,194,665	$2,469,561
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$22,144	$44,288	$199,303	$265,735	$895,075	$1,160,810
Time deposits	15,533	23,620	165,683	204,836	56,844	261,680
Total interest-bearing deposits	37,677	67,908	364,986	470,571	951,919	1,422,490
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	35,000	35,000
Subordinated debt	—	—	—	—	10,062	10,062
Total interest-bearing liabilities	$37,677	$67,908	$364,986	$470,571	$996,981	$1,467,552
Period gap	$751,615	$64,083	$(11,373)	$804,325	$197,684
Cumulative gap	$751,615	$815,698	$804,325	$804,325	$1,002,009
Ratio of cumulative gap to total earning assets	95.23%	618.00%	227.46%	63.09%	83.87%

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of June 30, 2021, and December 31, 2020 and 2019.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
June 30, 2021	(7.8)%	(5.9)%	(3.4)%	(0.7)%	N/A	9.2%	18.4%	27.5%	36.5%
December 31, 2020	(3.1)%	(2.4)%	(1.2)%	(0.2)%	N/A	1.5%	3.5%	5.5%	7.3%
December 31, 2019	(9.9)%	(6.6)%	(4.7)%	(1.6)%	N/A	0.6%	0.8%	1.0%	1.2%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	10.0%	15.0%	20.0%	25.0%
June 30, 2021	(15.3)%	(12.6)%	(9.1)%	(5.4)%	N/A	11.4%	22.4%	33.5%	44.4%
December 31, 2020	(4.3)%	(3.6)%	(2.6)%	(1.8)%	N/A	5.8%	12.0%	17.9%	23.6%
December 31, 2019	(16.1)%	(12.0)%	(7.7)%	(2.7)%	N/A	1.3%	2.3%	3.1%	3.7%

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

The following table illustrates the results of our EVE analysis as of June 30, 2021, and December 31, 2020 and 2019.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
June 30, 2021	(0.4)%	(0.5)%	(0.3)%	(1.6)%	N/A	1.8%	3.2%	4.0%	4.2%
December 31, 2020	0.8%	1.5%	2.6%	2.5%	N/A	(2.5)%	(5.1)%	(8.1)%	(11.3)%
December 31, 2019	(5.3)%	(0.4)%	0.7%	0.6%	N/A	(3.7)%	(8.2)%	(13.2)%	(19.0)%

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

Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale and loans held for sale. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and goodwill, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. As of June 30, 2021, purchase accounting loan marks were $16.1 million.

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

Pro Opp Fund LLC

On April 8, 2021, the Company formed a separately capitalized subsidiary, Pro Opp Fund LLC. Subsequent to the close of the quarter ended June 30, 2021, Pro Opp Fund LLC committed to investments of approximately $1.7 million in businesses indirectly, directly, and tangentially related to the Company’s core business as permitted under the U.S. Bank Holding Company Act.

COVID-19 Operational Response and Bank Preparedness

The Company continues to work within the COVID-19 pandemic response plans which were originally established in the spring of 2020. In the summer of 2021, we returned to a normalized office schedule. The Company continues to monitor the situation closely, updating plans where necessary, including for the variants of COVID, to ensure that they comply with the latest governmental guidelines and health conditions.

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

Reconciliation of non-GAAP Financial Measures

	Three Months Ended		Three Months Ended	Six Months Ended
	June 30,		March 31,	June 30,
(Dollar amounts in thousands, except per share data)	2021	2020	2021	2021	2020
Net interest income (GAAP)	$17,202	$16,291	$17,879	$35,081	$24,352
Total non-interest income	2,302	968	1,119	3,421	1,824
Total non-interest expense	10,954	11,548	11,788	22,742	21,034
Pre-tax pre-provision earnings (non-GAAP)	$8,550	$5,711	$7,210	$15,760	$5,142
Total adjustments to non-interest expense	—	(560)	(684)	(684)	(2,223)
Adjusted pre-tax pre-provision earnings (non-GAAP)	$8,550	$6,271	$7,894	$16,444	$7,365

Return on average assets (GAAP)	0.99%	0.38%	0.90%	0.95%	0.24%
Adjusted return on average assets (non-GAAP)
Annualized pre-tax pre-provision ROAA (non-GAAP)	1.33%	1.19%	1.36%	1.35%	0.67%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	1.33%	1.30%	1.45%	1.40%	0.96%

	June 30, 2021	December 31, 2020
Total loans (GAAP)	$1,680,186	$1,643,373
Add allowance for loan loss	10,418	16,259
Add unearned loan origination fees (costs), net	6,839	5,578
Add loans held for sale	2,039	1,270
Total gross loans	$1,699,482	$1,666,480
Less PPP loans	144,118	189,977
Total gross loans excluding Professional Bank PPP loans (non-GAAP)	$1,555,364	$1,476,503
Add purchase accounting loan marks	16,133	18,835
Total gross loans excluding PPP loans and loan marks (non-GAAP)	$1,571,497	$1,495,338

Allowance for loan loss as a % of total loans (GAAP)	0.62%	0.99%
Allowance for loan loss as a % of total gross loans excluding Professional Bank PPP loans (non-GAAP)	0.67%	1.10%
Loan marks + allowance for loan loss / total gross loans excluding PPP loans and loan marks (non-GAAP)	1.69%	2.35%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021.

As disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K dated December 31, 2020, management observed deficiencies associated with controls that address infrequent significant transactions in the Company’s control environment, that, in the aggregate, resulted in a material weakness. Individually, each of the observations were determined to be immaterial. The observations included Accounting for Participation Loan Sales, Recording of Inter-company Capital Transactions, and Business Combination Accounting. The Company has developed and is in the process of implementing controls and procedures as part of the remediation efforts in connection to the identified deficiencies described above. Therefore, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective as of such date.

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

As of June 30, 2021, we used approximately $4.0 million for expenses associated with the MBI acquisition, and $10.0 million to paydown our line of credit with Valley National Bank, with the remaining proceeds pushed down to the Bank for general corporate purposes, including working capital and capital expenditures. None of the proceeds were used as payments to our directors or officers (or their associates), or to our affiliates or 10% stockholders.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

As detailed in our 10-K Part II, Item 5 for the year ended December 31, 2020, on March 2, 2020, the Company’s Board of Directors authorized the purchase from time to time of up to $10 million of the Company’s Class A voting common stock. On May 5, 2021, the Company’s Board of Directors authorized an increase in the amount available under the stock repurchase program such that, effective May 6, 2021, $10 million is available to purchase outstanding shares of the Company’s Class A voting common stock. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The purchases made during the three months ended June 30, 2021, are shown below:

			Approximate Dollar
			Value of Shares that
	Total Number of	Average Price	May yet be Purchased
Periods	Shares Purchased	Paid per Share	Under the Plan
April 1, 2021 to April 30, 2021:	443	16.99	4,060,469
May 1, 2021 to May 31, 2021:	55,229	17.95	8,995,600
June 1, 2021 to June 30, 2021:	137,617	17.86	6,537,348
Total - 2nd Quarter	193,289	$17.88	$6,537,348

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the CEO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the CAO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CAO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

PROFESSIONAL HOLDING CORP.

By:	/s/ Daniel R. Sheehan
Daniel R. Sheehan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Daniel R. Sheehan	Chairman and Chief Executive Officer	August 16, 2021
Daniel R. Sheehan	(Principal Executive Officer)

/s/ Mary Usategui	Chief Accounting Officer	August 16, 2021
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Blakey	Director	August 16, 2021
Margaret Blakey

/s/ Rolando DiGasbarro	Director	August 16, 2021
Rolando DiGasbarro

/s/ Norman Edelcup	Director	August 16, 2021
Norman Edelcup

/s/ Carlos M. Garcia	Director	August 16, 2021
Carlos M. Garcia

/s/ Jon L. Gorney	Director	August 16, 2021
Jon L. Gorney

/s/ Abel L. Iglesias	Director	August 16, 2021
Abel L. Iglesias

/s/ Herbert Martens, Jr	Director	August 16, 2021
Herbert Martens, Jr.

/s/ Ava L. Parker	Director	August 16, 2021
Ava L. Parker

/s/ Lawrence Schimmel	Director	August 16, 2021
Dr. Lawrence Schimmel, M.D.