Form 10-Q
period 2021-09-30
Professional Holding Corp.
filed 2021-11-12
CIK 1630856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

For the quarterly period ended	Commission file
September 30, 2021	number 001-39215
Professional Holding Corp.
(Exact name of Registrant as specified in its charter)

FL	46-5144312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

396 Alhambra Circle, Suite 255,
Coral Gables, FL 33134 786 483-1757
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

Number of shares of common stock outstanding as of November 9, 2021: 13,426,141

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited).
PROFESSIONAL HOLDING CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$40,074	$62,305
Interest-bearing deposits	680,333	129,291
Federal funds sold	23,736	25,376
Cash and cash equivalents	744,143	216,972
Securities available for sale, at fair value - taxable	94,218	65,110
Securities available for sale, at fair value - tax exempt	19,462	22,398
Securities held to maturity (fair value September 30, 2021 – $269, December 31, 2020 – $1,561)	259	1,547
Equity securities	6,703	6,005
Loans, net of allowance of $11,478 and $16,259 as of September 30, 2021, and December 31, 2020, respectively	1,675,773	1,641,422
Loans held for sale	284	1,270
Federal Home Loan Bank stock, at cost	2,341	3,229
Federal Reserve Bank stock, at cost	5,416	4,762
Accrued interest receivable	5,336	6,666
Premises and equipment, net	3,807	4,370
Bank owned life insurance	38,204	37,360
Deferred tax asset	9,283	10,525
Goodwill	24,621	24,621
Core deposit intangibles	1,212	1,422
Other assets	15,174	9,591
Total assets	$2,646,236	$2,057,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – noninterest bearing	$799,389	$475,598
Demand – interest bearing	328,667	232,367
Money market and savings	959,066	715,003
Time deposits	267,624	236,575
Total deposits	2,354,746	1,659,543
Official checks	4,194	4,447
Federal Home Loan Bank advances	35,000	40,000
Other borrowings	—	114,573
Subordinated debt	10,016	10,153
Accrued interest and other liabilities	14,259	12,989
Total liabilities	2,418,215	1,841,705
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 14,323,965 and outstanding 13,416,667 shares as of September 30, 2021, and authorized 50,000,000 shares, issued 14,100,760 and outstanding 13,534,829 shares on December 31, 2020	143	141
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding on September 30, 2021, and December 31, 2020	—	—
Treasury stock, at cost	(15,246)	(9,209)
Additional paid-in capital	210,898	208,995
Retained earnings	32,160	14,756
Accumulated other comprehensive income	66	882
Total stockholders’ equity	228,021	215,565
Total liabilities and stockholders' equity	$2,646,236	$2,057,270

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$20,209	$18,488	$57,753	$46,400
Investment securities - taxable	186	209	526	663
Investment securities - tax exempt	177	224	569	430
Dividend income on restricted stock	96	103	290	313
Other	222	77	486	837
Total interest income	20,890	19,101	59,624	48,643

Interest expense
Deposits	1,476	1,165	4,223	5,408
Federal Home Loan Bank advances	182	197	568	762
Subordinated debt	128	79	335	324
Other borrowings	—	200	313	337
Total interest expense	1,786	1,641	5,439	6,831

Net interest income	19,104	17,460	54,185	41,812
Provision for loan losses	1,060	5,957	2,860	8,552
Net interest income after provision for loan losses	18,044	11,503	51,325	33,260

Non-interest income
Service charges on deposit accounts	643	319	2,237	848
Income from Bank owned life insurance	281	123	844	378
SBA origination fees	21	—	166	114
SWAP fee income	208	149	781	622
Third party loan sales	161	252	462	519
Gain on sale and call of securities	1	1	23	16
Other	161	119	384	290
Total non-interest income	1,476	963	4,897	2,787

Non-interest expense
Salaries and employee benefits	7,350	6,433	21,233	18,608
Occupancy and equipment	935	1,196	2,942	3,051
Data processing	303	374	869	971
Marketing	420	435	738	723
Professional fees	689	562	2,087	1,723
Acquisition expenses	—	1,078	684	3,301
Regulatory assessments	481	250	1,248	764
Other	1,446	1,385	4,565	3,606
Total non-interest expense	11,624	11,713	34,366	32,747

Income before income taxes	7,896	753	21,856	3,300
Income tax provision (benefit)	1,608	(197)	4,452	536
Net income	6,288	950	17,404	2,764

Earnings per share:
Basic	$0.48	$0.07	$1.30	$0.24
Diluted	$0.45	$0.07	$1.25	$0.21

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	(288)	171	(1,081)	1,240
Tax effect	71	(43)	265	(315)
Other comprehensive gain (loss), net of tax	(217)	128	(816)	925
Comprehensive income	$6,071	$1,078	$16,588	$3,689

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollar amounts in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance on July 1, 2020	13,444,635	$139	$(9,132)	$202,438	$8,265	$724	$202,434
Issuance of common stock, net of issuance cost	37,891	—	—	346	—	—	346
Employee stock purchase plan	—	—	—	24	—	—	24
Stock based compensation	—	—	—	233	—	—	233
Treasury stock	—	—	—	—	—	—	—
Net income	—	—	—	—	950	—	950
Other comprehensive income	—	—	—	—	—	128	128
Balance on September 30, 2020	13,482,526	$139	$(9,132)	$203,041	$9,215	$852	$204,115

Balance on July 1, 2021	13,475,781	$143	$(13,544)	$210,274	$25,872	$283	$223,028
Issuance of common stock, net of issuance cost	28,296	—	—	268	—	—	268
Employee stock purchase plan	—	—	—	—	—	—	—
Stock based compensation	6,189	—	—	359	—	—	359
Treasury stock	(93,599)	—	(1,702)	(3)	—	—	(1,705)
Net income	—	—	—	—	6,288	—	6,288
Other comprehensive income	—	—	—	—	—	(217)	(217)
Balance on September 30, 2021	13,416,667	$143	$(15,246)	$210,898	$32,160	$66	$228,021

Balance on January 1, 2020	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302
Issuance of common stock, net of issuance cost	3,702,558	37	—	60,567	—	—	60,604
Marquis Bancorp (MBI) acquisition	4,227,816	42	—	64,657	—	—	64,699
Employee stock purchase plan	—	—	—	82	—	—	82
Stock based compensation	—	—	—	725	—	—	725
Treasury stock	(315,294)	—	(4,977)	(9)	—	—	(4,986)
Net income	—	—	—	—	2,764	—	2,764
Other comprehensive income	—	—	—	—	—	925	925
Balance on September 30, 2020	13,482,526	$139	$(9,132)	$203,041	$9,215	$852	$204,115

Balance on January 1, 2021	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565
Issuance of common stock, net of issuance cost	89,500	1	—	811	—	—	812
Employee stock purchase plan	1,851	—	—	34	—	—	34
Stock based compensation	131,854	1	—	1,068	—	—	1,069
Treasury stock	(341,367)	—	(6,037)	(10)	—	—	(6,047)
Net income	—	—	—	—	17,404	—	17,404
Other comprehensive income	—	—	—	—	—	(816)	(816)
Balance on September 30, 2021	13,416,667	$143	$(15,246)	$210,898	$32,160	$66	$228,021

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$17,404	$2,764
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,860	8,552
Deferred income tax benefit (expense)	1,221	(2,981)
Depreciation and amortization	1,084	1,132
Gain on sale of securities	—	(4)
Gain on call of securities	(23)	(12)
Equity unrealized change in market value	102	(24)
Net amortization of securities	2,137	(287)
Net amortization of deferred loan fees	(6,589)	(2,371)
Loans held for sale	986	—
Income from bank owned life insurance	(844)	(378)
Loss on disposal of premises and equipment	140	—
Employee stock purchase plan	34	82
Stock compensation	1,069	725
Changes in operating assets and liabilities:
Accrued interest payable (receivable)	1,330	(2,524)
Other assets	(7,534)	3,110
Official checks, accrued interest, interest payable and other liabilities	1,303	(2,054)
Net cash provided by operating activities	14,680	5,730

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	16,749	10,407
Proceeds from calls of securities available for sale	4,812	8,500
Proceeds from maturities and paydowns of securities held to maturity	1,282	84
Purchase of securities available for sale	(50,922)	(60,693)
Proceeds from sale of securities available for sale	—	1,739
Purchase of equity securities	(800)	—
Loans originations, net of principal repayments	(41,886)	(299,867)
Purchase (redemption) of Federal Reserve Bank stock	(654)	10,540
Proceeds from maturities of Federal Home Loan Bank Stock	888	(2,688)
Purchase of Federal Home Loan Bank Stock	—	(660)
Purchases of premises and equipment	(588)	(486)
Proceeds from acquisition	—	26,860
Net cash used in investing activities	(71,119)	(306,264)

Cash flows from financing activities
Net increase (decrease) in deposits	695,203	176,160
Proceeds from issuance of stock, net of issuance costs	812	60,604
Purchase of treasury stock	(6,047)	(4,986)
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan advances	(5,000)	(40,000)
Repayment of line of credit	—	(9,999)
Proceeds from PPPLF advances	—	224,341
Repayments of PPPLF advances	(101,358)	—
Net cash provided by financing activities	583,610	416,120

Increase in cash and cash equivalents	527,171	115,586

Cash and cash equivalents at beginning of period	216,972	198,950

Cash and cash equivalents at end of period	$744,143	$314,536

Supplemental cash flow information:
Cash paid during the period for interest	$6,192	$6,233
Cash paid during the period for taxes	4,200	2,186

Supplemental noncash disclosures:
Lease liabilities arising from obtaining right of use assets	$—	$1,680
Total assets acquired	—	589,760
Total liabilities assumed	—	540,712

PROFESSIONAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tables in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying unaudited consolidated financial statements of Professional Holding Corp. and its subsidiary, Professional Bank (the “Bank” and collectively with Professional Holding Corp., the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.
Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

New accounting standards that have not yet been adopted:
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company’s financial statements:

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)
Description	In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments).
Date of Adoption	For PBEs that are non-SEC filers and for SEC filers that are considered small reporting companies, it is effective for January 1, 2023. Early adoption is still permitted.
Effect on the Consolidated Financial Statements	The Company's management is in the process of evaluating credit loss estimation models. Updates to business processes and the documentation of accounting policy decisions are ongoing. The company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income	$6,288	$950	$17,404	$2,764
Total weighted average common stock outstanding	13,196,025	13,438,652	13,344,470	11,694,764
Net income per share	$0.48	$0.07	$1.30	$0.24
Diluted earnings per share:
Net income	$6,288	$950	$17,404	$2,764
Total weighted average common stock outstanding	13,196,025	13,438,652	13,344,470	11,694,764
Add: Dilutive effect of employee stock options	659,402	1,117,563	568,613	1,290,819
Total weighted average diluted stock outstanding	13,855,427	14,556,215	13,913,083	12,985,583
Net income per share	$0.45	$0.07	$1.25	$0.21
For the three months ended September 30, 2021, there were seven thousand stock options that were anti-dilutive and for the three months ended September 30, 2020, there were 326 thousand stock options that were anti-dilutive. For the nine months ended September 30, 2021, there were 278 thousand stock options that were anti-dilutive and for the nine months ended September 30, 2020, there were 133 thousand stock options that were anti-dilutive.

NOTE 3 — SECURITIES
The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity on September 30, 2021, and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale - taxable
Small Business Administration loan pools	$40,131	$62	$(490)	$39,703
Mortgage-backed securities	51,105	162	(340)	50,927
United States agency obligations	2,002	77	—	2,079
Corporate bonds	1,500	9	—	1,509
Total available-for-sale - taxable	$94,738	$310	$(830)	$94,218
Available-for-sale - tax exempt
Community Development District bonds	$17,800	$564	$—	$18,364
Municipals	1,054	44	—	1,098
Total available-for-sale - tax exempt	$18,854	$608	$—	$19,462

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-Maturity
Mortgage-backed securities	$259	$10	$—	$269
Total Held-to-Maturity	$259	$10	$—	$269

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual Funds	$5,903	$—	$—	$5,903
Other equity securities	800	—	—	800
Total Equity	$6,703	$—	$—	$6,703

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale - taxable
Small Business Administration loan pools	$30,678	$77	$(199)	$30,556
Mortgage-backed securities	28,514	438	(30)	28,922
United States agency obligations	3,000	122	—	3,122
Corporate bonds	2,501	9	—	2,510
Total available-for-sale - taxable	$64,693	$646	$(229)	$65,110
Available-for-sale - tax exempt
Community Development District bonds	$20,582	$717	$—	$21,299
Municipals	1,064	35	—	1,099
Total available-for-sale - tax exempt	$21,646	$752	$—	$22,398

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-Maturity
Mortgage-backed securities	$345	$14	$—	$359
United States Treasury	202	—	—	202
Foreign Bonds	1,000	—	—	1,000
Total Held-to-Maturity	$1,547	$14	$—	$1,561
As of September 30, 2021, and December 31, 2020, Corporate bonds were comprised of investments in the financial services industry. During the nine months ended September 30, 2021, the net investment portfolio increased by $25.6 million as a result of increases from purchases of $50.9 million in SBA and MBS securities combined with decreases of $24.9 million from paydowns, maturities and calls, as well as the unrealized holding loss on securities available for sale of $1.2 million with a related tax effect of $0.1 million. Proceeds from the maturity and redemption of securities during the three and nine months ended September 30, 2021, were $1.2 million and $4.8 million, with gross realized gains of $0 and $23 thousand, respectively. Proceeds from the sales of securities during the year ended December 31, 2020, were $1.7 million, with gross realized gains of $4 thousand. Proceeds from redemption of securities for the year ended December 31, 2020, were $9.1 million, with gross realized gains of $33 thousand. Total securities pledged as of September 30, 2021, and December 31, 2020, were $1.9 million and $12.5 million, respectively. Securities pledged for derivative SWAP transactions as of September 30, 2021, were $1.9 million which were included in the total securities pledged, such securities were generally pledged for public funds. There were no securities pledged for derivative SWAP transactions on December 31, 2020.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities not due at a single maturity date are shown separately. The scheduled maturities of securities as of September 30, 2021, are as follows:

	September 30, 2021
	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$1,188	$1,202
Due after one year through five years	20,853	21,523
Due after five years through ten years	315	325
Due after ten years	—	—
Subtotal	$22,356	$23,050

Small Business Administration loan pools	$40,131	$39,703
Mortgage-backed securities	51,105	50,927
Total available-for-sale	$113,592	$113,680

Mortgage-backed securities	$259	$269
Total held-to-maturity	$259	$269
On September 30, 2021, and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
On September 30, 2021, and December 31, 2020, the number of investment positions that are in an unrealized loss position were 51 and 36, respectively. The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding on September 30, 2021, and December 31, 2020, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Available-for-sale - taxable
Small Business Administration loan pools	$14,640	$(359)	$16,127	$(131)	$30,767	$(490)
Mortgage-backed securities	33,019	(340)	—	—	33,019	(340)
Total available-for-sale - taxable	$47,659	$(699)	$16,127	$(131)	$63,786	$(830)

December 31, 2020
Available-for-sale - taxable
Small Business Administration loan pools	$18,849	$(133)	$8,945	$(66)	$27,794	$(199)
Mortgage-backed securities	5,839	—	2,510	(30)	8,349	(30)
United States agency obligations	227	—	—	—	227	—
Total available-for-sale - taxable	$24,915	$(133)	$11,455	$(96)	$36,370	$(229)
The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since SBA loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not have any securities in an Other Than Temporary Impairment (“OTTI”) position. The Company does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. No credit losses were recognized in operations during the nine months ended September 30, 2021, or during the year ended December 31, 2020.

NOTE 4 — LOANS
Loans on September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
Loans held for investment:
Commercial real estate	$856,194	$777,025
Residential real estate	371,469	379,534
Commercial (Non-PPP)	288,177	206,095
Commercial (PPP)	85,133	185,748
Construction and land development	69,534	99,590
Consumer and other	16,744	9,689
Total loans held for investment, gross	1,687,251	1,657,681
Allowance for loan loss	(11,478)	(16,259)
Loans held for investment, net	$1,675,773	$1,641,422

Loans held for sale:
Loans held for sale	$284	$1,270
Total loans held for sale	$284	$1,270
The recorded investment in loans excludes accrued interest receivable due to immateriality.
On September 30, 2021, and December 31, 2020, there were $238.7 million and $264.2 million, respectively in total loans pledged to the Federal Home Loan Bank (“FHLB”) for liquidity.
Loan premiums for loans purchased are amortized over the life of the loan with acceleration upon the increase in principal paydowns or payoffs. On September 30, 2021, and December 31, 2020, loan premiums for purchased loans were $0.4 million and $0.6 million, respectively.
There are no loans over 90 days past due and accruing as of September 30, 2021, or December 31, 2020. The following table presents the aging of the recorded investment in past due loans as of September 30, 2021, and December 31, 2020, by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2021
Commercial real estate	$—	$—	$—	$—	$—	$856,194	$856,194
Residential real estate	22	—	—	—	22	371,447	371,469
Commercial (Non-PPP)	369	—	—	1,468	1,837	286,340	288,177
Commercial (PPP)	—	—	—	—	—	85,133	85,133
Construction and land development	—	—	—	—	—	69,534	69,534
Consumer and other	88	—	—	1,307	1,395	15,349	16,744
Total	$479	$—	$—	$2,775	$3,254	$1,683,997	$1,687,251

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2020
Commercial real estate	$—	$—	$—	$—	$—	$777,025	$777,025
Residential real estate	1,317	—	—	—	1,317	378,217	379,534
Commercial (Non-PPP)	278	—	—	9,127	278	205,817	206,095
Commercial (PPP)	—	—	—	—	—	185,748	185,748
Construction and land development	—	—	—	—	—	99,590	99,590
Consumer and other	—	—	—	1,307	—	9,689	9,689
Total	$1,595	$—	$—	$10,434	$1,595	$1,656,086	$1,657,681
On September 30, 2021, there were five impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’s judgment) with both unpaid principal balance and recorded investments totaling $3.0 million. Three of these loans were impaired loans with a recorded investment of $2.8 million with an allowance of $1.3 million and one substandard accruing loan with a recorded investment of $2.3 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during the three months ended September 30, 2021, were $0.9 million. Residential real estate loans had $2.2 million and $7 thousand interest income recognized for the three and nine months ended September 30, 2021, and 2020, respectively, which was equal to the cash basis interest income. On December 31, 2020, there were six impaired loans with recorded investments totaling $13.1 million, of which there were three impaired loans with a recorded investment of $10.4 million on nonaccrual with an allowance of $8.3 million and one substandard accruing loan with a recorded investment of $2.4 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during the year ended December 31, 2020, was $2.2 million. The residential real estate loans had $13 thousand of interest income recognized during the year ended December 31, 2020, which was equal to the cash basis interest income.
Troubled Debt Restructurings:
The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings (“TDR”) were $227 thousand and $299 thousand as of September 30, 2021, and December 31, 2020, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2021, and December 31, 2020. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.
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
Satisfactory Risk: Loans to borrowers, reasonably well established, that display satisfactory financial conditions, operating results, and excellent future potential. Capacity to service debt is amply demonstrated. Current financial strength, while financially adequate, may be deficient in a number of respects. Normal comfort levels are achieved through a closely monitored collateral position and/or the strength of outside guarantors.
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial real estate	$853,888	$—	$2,306	$—	$856,194
Residential real estate	371,469	—	—	—	371,469
Commercial (Non-PPP)	286,334	375	1,468	—	288,177
Commercial (PPP)	85,133	—	—	—	85,133
Construction and land development	69,534	—	—	—	69,534
Consumer	15,349	88	1,307	—	16,744
Total	$1,681,707	$463	$5,081	$—	$1,687,251

December 31, 2020
Commercial real estate	$774,674	$—	$2,351	$—	$777,025
Residential real estate	379,104	430	—	—	379,534
Commercial (Non-PPP)	196,856	112	9,127	—	206,095
Commercial (PPP)	185,748	—	—	—	185,748
Construction and land development	99,590	—	—	—	99,590
Consumer	8,382	—	1,307	—	9,689
Total	$1,644,354	$542	$12,785	$—	$1,657,681
Purchased Credit Impaired Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial real estate(1)	$5,869	$—
Residential real estate	451	405
Commercial	556	746
Construction and development(1)	—	3,732
Carrying amount, net of total discounts	$6,876	$4,883
_________________________________________________________________
(1)During the three months ended September 30, 2021, construction was completed on a construction loan and recategorized as a non-owner occupied commercial real estate loan.
Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the nine months ended September 30, 2021:

(Dollars in thousands)	2021
Balance at beginning of period	$(630)
Adjustment of income	—
Accretion	296
Reclassifications from nonaccretable difference	(136)
Disposals	16
Balance at end of period	$(454)

For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded or reversed during the nine months ended September 30, 2021.
The credit fair value adjustment on purchased credit impairment (“PCI”) loans represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan. PCI loans purchased on March 26, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	March 26, 2020
Contractually required principal and interest by loan type
Commercial real estate	$427
Residential real estate	604
Commercial	2,176
Construction and development	5,614
Consumer and other loans	—
Total	$8,821
Contractual cash flows not expected to be collected (nonaccretable discount)
Commercial real estate	$80
Residential real estate	138
Commercial	1,123
Construction and development	2,297
Consumer and other loans	—
Total	$3,638

Expected cash flows	$5,183
Interest component of expected cash flows (accretable discount)	(545)
Fair value of PCI loans accounted for under ASC 310-30	$4,638
Non-Performing Assets
As of September 30, 2021, the Company had nonperforming assets of $2.8 million, or 0.10% of total assets, compared to nonperforming assets of $10.4 million, or 0.51% of total assets, on December 31, 2020. The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination of a confirmed loss is made on a loan. In March 2021, the Company charged-off $7.6 million of the Coex Coffee International, Inc. (“Coex”) loan, which amount was previously reserved during the third quarter of 2020. Based on a review of the estimated receivables collected by the assignee in the Florida case for the benefit of creditors (the “Assignee”), the remaining book balance of $0.6 million for the Coex loan appears to be collectable by the Company, subject to final accounting by the Assignee.
Paycheck Protection Program
As of September 30, 2021, the Company participated in all three rounds of the Payroll Protection Program ("PPP") and funded 2,287 small business loans representing approximately $340.5 million in relief proceeds, of which 1,745 loans totaling $251.4 million were forgiven by the SBA and the balance was $85.1 million as of September 30, 2021.. Most of the PPP loans were initially pledged to the Federal Reserve as part of the Payroll Protection Program Liquidity Facility ("PPPLF"). The PPPLF pledged loans are non-recourse to the Company. However, the Company paid off all of the PPPLF advances during the first and second quarter of 2021.
Debt Service Relief Requests Related to COVID-19
As a result of the COVID-19 pandemic the Company has reviewed and processed numerous debt service relief requests in accordance with Section 4013 of the CARES Act and interagency guidelines published by federal banking regulators on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered TDRs. These modifications include deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications have varying terms up to six months. As of September 30, 2021, all these loans had returned to normal payment schedules.
NOTE 5 — ALLOWANCE FOR LOAN LOSSES
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the nine months ended September 30, 2021, and the year ended December 31, 2020:

	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
September 30, 2021
Allowance for loan losses:
Beginning balance	$3,159	$2,177	$10,462	$388	$73	$16,259
Provision for loan losses	920	45	1,276	(55)	674	2,860
Loans charged-off	—	—	(7,641)	—	—	(7,641)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$4,079	$2,222	$4,097	$333	$747	$11,478

	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
December 31, 2020
Allowance for loan losses:
Beginning balance	$1,845	$3,115	$1,235	$272	$81	$6,548
Provision for loan losses	1,314	(731)	9,326	116	(8)	10,017
Loans charged-off	—	(207)	(99)	—	—	(306)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
September 30, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$669	$—	$653	$1,322
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	4,079	2,222	3,428	333	94	10,156
Total ending allowance balance	$4,079	$2,222	$4,097	$333	$747	$11,478

Loans:
Loans individually evaluated for impairment	$2,306	$227	$1,468	$—	$1,307	$5,308
Loans collectively evaluated for impairment	853,888	371,242	371,842	69,534	15,437	1,681,943
Total ending loans balance	$856,194	$371,469	$373,310	$69,534	$16,744	$1,687,251

December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$8,309	$—	$—	$8,309
Purchased Credit Impaired (PCI) loans	—	—	—	—	—
Collectively evaluated for impairment	3,159	2,177	2,153	388	73	7,950
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

Loans:
Loans individually evaluated for impairment	$2,351	$299	$9,127	$—	$1,307	$13,084
Loans collectively evaluated for impairment	774,674	379,235	382,716	99,590	8,382	1,644,597
Total ending loans balance	$777,025	$379,534	$391,843	$99,590	$9,689	$1,657,681
NOTE 6 — DEPOSITS
The Company’s total deposits are comprised of the following at the dates indicated:

	For the Nine Months Ended September 30, 2021		For the Year Ended December 31, 2020
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$328,667	14.0%	$232,367	14.0%
Money market accounts	893,441	37.9%	679,761	41.0%
Brokered deposits	56,418	2.4%	30,137	1.8%
Savings accounts	13,833	0.6%	9,727	0.6%
Certificates of deposit	262,998	11.2%	231,953	14.0%
Total interest-bearing deposits	1,555,357	66.1%	1,183,945	71.3%
Noninterest-bearing deposits	799,389	33.9%	475,598	28.7%
Total deposits	$2,354,746	100.0%	$1,659,543	100.0%
_______________________________________________
(1)Balance Sheet does not illustrate brokered deposits as presented above .

The following table presents the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of September 30, 2021.

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Months Through 12 Months	Over 12 Months	Total
Time deposits of $250,000 or less	$13,123	$18,043	$57,678	$6,444	$95,288
Time deposits of more than $250,000	25,539	30,762	111,204	4,831	172,336
Total	$38,662	$48,805	$168,882	$11,275	$267,624
The following tables present the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of December 31, 2020.

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Months Through 12 Months	Over 12 Months	Total
Time deposits of $250,000 or less	$20,767	$13,258	$24,805	$19,240	$78,070
Time deposits of more than $250,000	40,189	35,314	42,845	40,157	158,505
Total	$60,956	$48,572	$67,650	$59,397	$236,575
As of September 30, 2021, and December 31, 2020, the Company had time deposits that exceed the $250,000 FDIC insurance limit of $172.3 million and $158.5 million, respectively. Securities, mortgage loans or other financial instruments pledged as collateral for certain deposits were $28.7 million, and $54.7 million on September 30, 2021, and December 31, 2020, respectively. The aggregate amount of demand deposits that have been re-classified as loan balances on September 30, 2021, and December 31, 2020, were $0.4 million, and $0.1 million, respectively. Deposits from principal officers, directors and their affiliates on September 30, 2021, and December 31, 2020, were $22.4 million, and $12.1 million, respectively.
For time deposits having a remaining term of more than one year, the aggregate amount of maturities for each of the five years at the dates indicated.

	September 30, 2021	December 31, 2020
Less than 1 year	$256,349	$177,178
Over 1 through 2 years	10,153	57,034
Over 2 through 3 years	1,082	1,658
Over 3 through 4 years	40	705
Over 4 through 5 years	—	—
Over 5 years	—	—
Total	$267,624	$236,575
Banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. Due to the amount of transaction deposit accounts, the Bank was not required to have cash reserve requirements on September 30, 2021, and December 31, 2020. Additionally, the Company had $77.8 million and $98.2 million, in Qualified Public Deposits (“QPD”) that require a portion of the deposit to be pledged as collateral as of September 30, 2021, and December 31, 2020.
NOTE 7 — DEBT
Subordinated Debt. On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of Marquis Bancorp, Inc. (“MBI”) at its fair value of $10.3 million. According to the terms of the subordinated note, the principal amount due is $10.0 million with a 7% fixed rate until October 30, 2021, and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on October 30, 2026, and can be redeemed by the Company anytime on or after

October 30, 2021. Pursuant to its contractual terms, the Company redeemed in full, the amount of its subordinated notes payable of $10.0 million on October 30, 2021. The subordinated debt was fair valued at a premium of $0.3 million and is being amortized over the expected life.
Valley National Line of Credit. On December 19, 2019, the Company entered into a $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. On January 7, 2021, (the “Closing Date”) the Company and Valley National Bank entered an amendment, which among other things, extended the maturity date of the note to March 19, 2021. No other material terms of the note changed. The principal balance outstanding pursuant to the note on the Closing Date was $0. On May 10, 2021, the Company and Valley National Bank entered into an extension agreement, which among other things, extended the maturity date of the note to March 1, 2022. As of September 30, 2021, and December 31, 2020, there were no outstanding borrowings under this line of credit.
NOTE 8 — BORROWINGS
The Company uses short-term and long-term borrowings to supplement deposits to fund lending and investment activities.
FHLB Advances. The FHLB allows the Company to borrow up to 25% of its assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2021, approximately $238.7 million in total loans that were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2021, we had $35.0 million in outstanding advances and $129.3 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

(Dollars in thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Amount outstanding at period-end	$35,000	$40,000
Weighted average interest rate at period-end	2.04%	1.96%
Maximum month-end balance during period	$40,000	$70,000
Average balance outstanding during period	37,564	58,210
Weighted average interest rate during period	2.00%	1.63%
Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of September 30, 2021.
PPPLF Advances. The Company initially funded PPP loans with the PPPLF. Most of the PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. As of September 30, 2021, the balance of PPPLF advances were $0.
NOTE 9 — COMMON STOCK AND PREFERRED STOCK
Class A Voting Common Stock
The Company has Class A voting common stock with a par value of $0.01 per share. As of September 30, 2021, there are 50,000,000 shares authorized as Class A voting common stock of which 13,416,667 are outstanding. During the nine months ended September 30, 2021, the Company issued 229,417 shares of Class A voting common stock, inclusive of 134,856 shares of restricted stock grants, 92,710 shares of options exercised, and 1,851 shares pursuant to the employee stock purchase program.
During the nine months ended September 30, 2021, the Company repurchased 341,367 shares of Class A common stock. Further, during the same nine-month period, upon the vesting of a portion of restricted stock, employees of the Company elected to have 3,210 shares of Class A common voting stock withheld for tax purposes and had 3,002 in restricted stock cancellations.

Class B Non-voting Common Stock
The Company has Class B non-voting common stock with a par value of $0.01 per share. As of September 30, 2021, there are 10,000,000 shares authorized as Class B non-voting common stock, none of which are outstanding.
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
Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of September 30, 2021, and December 31, 2020, all securities available for sale were Level 2.
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
Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis, are summarized below:
There were no securities reclassified into or out of Level 3 during the nine months ended September 30, 2021, or for the year ended December 31, 2020.

		Fair Value Measurements on September 30, 2021 Using:
September 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale - taxable
Small Business Administration loan pools	$39,703	$—	$39,703	$—
Mortgage-backed securities	50,928	—	50,928	—
United States agency obligations	2,078	—	2,078	—
Corporate bonds	1,509	—	1,509	—
Total	$94,218	$—	$94,218	$—
Available-for-sale - tax exempt
Community Development District bonds	$18,364	$—	$18,364	$—
Municipals	1,098	—	1,098	—
Total	$19,462	$—	$19,462	$—
Equity
Mutual funds	$5,903	$5,903	$—	$—
Other equity securities	800	800	—	—
Total	$6,703	$6,703	$—	$—

		Fair Value Measurements on December 31, 2020 Using:
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale - taxable
Small Business Administration loan pools	$30,556	$—	$30,556	$—
Mortgage-backed securities	28,922	—	28,922	—
United States agency obligations	3,122	—	3,122	—
Corporate bonds	2,510	—	2,510	—
Total	$65,110	$—	$65,110	$—
Available-for-sale - tax exempt
Community Development District bonds	$21,299	$—	$21,299	$—
Municipals	1,099	—	1,099	—
Total	$22,398	$—	$22,398	$—
Equity
Mutual funds	$6,005	$6,005	$—	$—
Total	$6,005	$6,005	$—	$—

		on September 30, 2021 Using:
September 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Customer Derivatives - Interest Rate SWAPs
Customer Derivatives - Interest Rate SWAPs Asset	$1,300	$—	$1,300	$—
Customer Derivatives - Interest Rate SWAPs Liability	(1,300)	—	(1,300)	—
Total	$—	$—	$—	$—
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
Specifically, regarding the Coex loan, the carrying amount of the loan for impairment purposes was determined based on the note outstanding balance on September 30, 2021, less the non-recourse amount sold to our participant, yielding a carrying value of $0.6 million. The fair value of the collateral was determined based on a review of information obtained from the Assignee related to the collectability of the collateral adjusted for legal and disposition costs. When netted in the same percentage as the non-recourse portion of the loan, the net fair value of collateral was noted as $0.6 million. The net result of these calculations provides for no specific reserve within the Allowance for Loan and Lease Losses (“ALLL”) associated with the Coex loan or approximately 0% of the carrying value of the loan.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements on September 30, 2021 Using:
(Dollars in thousands)	Total at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	799	—	—	799	(669)
Construction and land development	—	—	—	—	—
Consumer and other	654	—	—	654	(654)
Total	$1,453	$—	$—	$1,453	$(1,323)

Fair Value Measurements on December 31, 2020 Using:
(Dollars in thousands)	Total at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	818	—	—	818	(8,309)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$818	$—	$—	$818	$(8,309)
As shown above our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Company’s financial instruments (in thousands):

	September 30, 2021
	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$720,407	$720,407	Level 1
Federal Funds Sold	23,736	23,736	Level 1
Securities, Available for Sale - taxable	94,739	94,218	Level 2
Securities, Available for Sale - tax exempt	18,854	19,462	Level 2
Securities, Held to Maturity	259	269	Level 2
Securities, Equity	5,903	5,903	Level 1
Securities, Other Equity	800	800	Level 1
Loans, net	1,675,773	1,691,673	Level 3
Loans Held For Sale	284	284	Level 1
Bank Owned Life Insurance	38,204	38,204	Level 2
Accrued Interest Receivable	5,336	5,336	Level 1, 2 & 3
Customer Derivatives - Interest Rate SWAPs	1,300	1,300	Level 2

Financial Liabilities:
Deposits	2,354,746	2,325,899	Level 2
Federal Home Loan Bank Advances	35,000	33,809	Level 2
Subordinated Debt	10,016	10,016	Level 2
Customer Derivatives - Interest Rate SWAPs	1,300	1,300	Level 2
Accrued Interest Payable	266	266	Level 2

	December 31, 2020
	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & Due from Banks, including interest bearing deposits	$191,597	$191,597	Level 1
Federal Funds Sold	25,375	25,375	Level 1
Securities, Available for Sale - taxable	65,110	65,110	Level 2
Securities, Available for Sale - tax exempt	22,398	22,398	Level 2
Securities, Held to Maturity	1,547	1,561	Level 2
Securities, Equity	6,005	6,005	Level 1
Loans, net	1,641,422	1,653,401	Level 3
Loans Held For Sale	1,270	1,270	Level 1
Bank Owned Life Insurance	37,360	37,360	Level 2
Accrued Interest Receivable	6,666	6,666	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,659,543	1,693,331	Level 2
Federal Home Loan Bank Advances	40,000	37,927	Level 2
Subordinated Debt	10,153	10,153	Level 2
PPPLF Advances	101,358	101,519	Level 2
Loan Participations	13,215	13,215	Level 2
Accrued Interest Payable	546	546	Level 2

NOTE 11 — CUSTOMER DERIVATIVES — INTEREST RATE SWAPS
During the first quarter of 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate SWAP with the customer. The Company also enters into an offsetting SWAP with a SWAP dealer. These back-to-back SWAP agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The SWAPs with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the SWAPs are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). During the nine months ended September 30, 2021, the Company recorded eight SWAP transactions with clients having a total notional amount of $69.7 million, offset by eight SWAP transactions with dealers having a total notional amount of $69.7 million. Additionally, we recorded $0.5 million in back-to-back SWAP fee income. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. As of September 30, 2021, the Bank’s asset fair value position in other assets was $1.3 million and liability fair value position in other liabilities was $1.3 million, which were fully collateralized with pledged securities held with counterparty in excess of the exposure amount at quarter end.
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
The contractual amounts of financial instruments with off-balance-sheet risk on September 30, 2021, and December 31, 2020, were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Unfunded lines of credit	$368,117	$356,955
Commitments to extend credit	97,251	40,629
Letters of credit	11,308	13,036
Total credit extension commitments	$476,676	$410,620
NOTE 13 — REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for United States banks (Basel III rules) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for September 30, 2021, is 2.50% and for December 31, 2020, was 2.50% The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2021, the Bank met all capital adequacy requirements to which it was subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. On September 30, 2021, and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.
Actual and required capital amounts and ratios are presented below on September 30, 2021, and December 31, 2020. The required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital ratio
Bank	$206,776	12.9%	$127,860	8.0%	$159,824	10.0%
Company	224,537	14.0%	127,860	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	194,377	12.2%	95,895	6.0%	127,860	8.0%
Company	202,122	12.6%	95,895	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	194,377	7.7%	101,353	4.0%	126,691	5.0%
Company	202,122	8.0%	101,353	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	194,377	12.2%	71,921	4.5%	103,886	6.5%
Company	202,122	12.6%	71,921	4.5%	N/A	N/A

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A

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
The Company initially limited the aggregate number of shares of our Class A voting common stock to be awarded under the 2019 Equity Incentive Plan (the "2019 Plan") as restricted stock to 682,955 shares. However, the 2019 Plan provides for the automatic increase (but not decrease) on the first day of each fiscal year. Thus, for 2021 the total share reserve is 682,955. The Company has 227,590 shares of restricted stock outstanding, at a weighted average exercise price of $16.87, to employees and directors under the 2019 Equity Incentive Plan as of September 30, 2021, for which the Company did not receive, nor will it receive, any monetary consideration. Therefore, there were 455,365 restricted shares available to be issued on September 30, 2021. As of September 30, 2021, there was approximately $2.7 million in unrecognized compensation expense in regard to restricted stock that will be recognized over a three-year period.
NOTE 15 — LEASES
Operating leases in which the Company is the lessee are recorded as right-of-use (“ROU”) assets and operating lease liabilities, including premises and equipment and other liabilities, respectively on the Consolidated Balance Sheets. Currently the Company does not have any lessor leases (formerly known as capital leases) to report on its financials.
The Company’s ROU assets are classified under premises and equipment on the Balance Sheet. The ROU liabilities are classified under other liabilities. The Company recorded $0.2 million new ROU assets during the nine months ended September 30, 2021, and recorded $2.0 million during the year ended December 31, 2020. The total amount of ROU was $5.5 and $6.5 million on September 30, 2021, and December 31, 2020, respectively.
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
Lease cost for the three and nine months ended September 30, 2021, and 2020 consists of:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating Lease and Interest Cost	$335	$507	$1,128	$1,264
Variable Lease Cost	106	120	305	369
Total Lease Cost	$441	$627	$1,433	$1,633

The following table provides supplemental information related to leases for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating Lease - Operating Cash Flows (Fixed Payments)	$335	$508	$1,129	$1,264
Operating Lease - Operating Cash Flows (Liability Reduction)	$123	$612	$1,044	$1,281
New ROU Assets - Operating Leases	$165	$60	$165	$1,680
Weighted Average Lease Term (Years) - Operating Leases			5.01	5.85
Weighted Average Discount Rate - Operating Leases			3.13%	3.05%
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2021, is as follows:

September 30, 2021
Operating lease payments due:
Within one year	$1,443
After one but within two years	1,426
After two but within three years	1,212
After three but within four years	1,097
After four years but within five years	766
After five years	620
Total undiscounted cash flows	6,564
Discount on cash flows	(1,107)
Total operating lease liabilities	$5,457
NOTE 16 — SUBSEQUENT EVENTS
Redemption of Subordinated Debt
On October 30 2021, the Company redeemed in full, the amount of its subordinated notes payable of $10.0 million, in accordance with its contractual terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis are part of Professional Holding Corp.’s (the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was previously filed with the SEC. This financial information is presented to aid in understanding the Company’s financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 “Summary of Significant Accounting Policies - Basis of Presentation” to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2021, compared to December 31, 2020.
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
Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:
•the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
•the duration and severity of the COVID-19 pandemic and the severity of COVID variants both in our principal area of operations and nationally, and the impact of the pandemic, including the government’s responses to the pandemic, on our and our customers’ operations, personnel, and business activity (including developments and volatility), as well as the pandemic’s impact on the credit quality of our loan portfolio and on financial market and general economic conditions;
•the frequency and magnitude of foreclosure of our loans;
•changes in the securities, real estate markets and commodities markets (including fluctuations in the price of coffee or oil);
•our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
•the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
•increased competition and its effect on pricing of our products and services as well as our margins;
•legislative or regulatory changes;

•our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
•the Professional Bank’s (the “Bank”) ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
•changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;
•our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
•negative publicity and the impact on our reputation;
•our ability to attract and retain highly qualified personnel;
•technological changes;
•cybersecurity risks including security breaches, computer viruses, and data processing system failures and errors;
•our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
•changes in monetary and fiscal policies of the U.S. Government and the Federal Reserve;
•inflation, interest rate, unemployment rate, market, and monetary fluctuations;
•the efficiency and effectiveness of our internal control environment;
•the ability of our third-party service providers to continue providing services to us and clients without interruption;
•geopolitical developments;
•the effects of harsh weather conditions, including hurricanes, and other natural disasters (including pandemics such as COVID-19) and man-made disasters;
•potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
•the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•changes in consumer spending and saving habits;
•growth and profitability of our noninterest income; and
•anti-takeover provisions under federal and state law as well as our governing documents.
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

Executive Overview
Highlights of our performance and financial condition as of and for the three and nine months ended September 30, 2021, and other key events that have occurred during 2021 are provided below.
Results of Operations for the three months ended September 30, 2021
•Net income remained steady at $6.3 million compared to prior quarter. Net interest income increased $1.9 million, which was offset by a decrease in noninterest income of $0.8 million, an increase in noninterest expense of $0.7 million, and a higher provision expense of $0.3 million.
•During the quarter, interest income derived from loans, including fees, increased $1.9 million. The increase was primarily due to the recognition of $1.8 million from the acceleration of loan fees associated with the Bank’s Payroll Protection Program (“Professional Bank PPP”) and $0.2 million in deposit correspondent fees from service charges on deposit accounts associated with acting as a correspondent bank for a Payroll Protection Program lender (the “Correspondent Banking Relationship”).
•Net interest income increased $1.9 million, or 11.1%, to $19.1 million compared to the prior quarter primarily due to an increase in loan yield in our commercial real estate and commercial loan portfolios. The loan yield increase resulted from the acceleration of Professional Bank PPP loan fees and acceleration of purchase accounting loan marks from the Marquis Bancorp, Inc. (“MBI”) acquisition.
•Noninterest income decreased $0.8 million, or 35.9%, to $1.5 million compared to the prior quarter primarily due to decreases in service charges from the Correspondent Banking Relationship and a decrease in SWAP fee income due to a lower volume of SWAP transactions.
•Noninterest expense increased $0.7 million, or 6.1%, to $11.6 million compared to the prior quarter primarily due to a $0.3 million charitable contribution expense for the AAA scholarship foundation and increased salaries and employee benefits associated with an increase in employee headcount. Employee headcount increased primarily due to our opening of loan production offices (“LPOs”) in Tampa Bay and Jacksonville.
Results of Operations for the nine months ended September 30, 2021
•The variance in the nine-month Results of Operations for 2021 compared to 2020 occurred in part due to the March 26, 2020, closing date of the MBI acquisition as there were 187 days of MBI integration in the nine months of 2020 compared to 273 days in the nine months of 2021 (the “MBI Variance”).
•Net income increased $14.6 million, or 529.7%, to $17.4 million compared to the prior year. The increase was primarily due to the increase of interest income resulting from the MBI Variance, the acceleration of Professional Bank PPP loan fees, deposit fees associated with the Correspondent Banking Relationship, as well as lower provision for loan losses primarily due to the macro environment stabilization following the increased reserves at the early stages of COVID-19 pandemic in 2020 and having addressed the impairment of a loan to Coex Coffee International, Inc. (“Coex”) in the third quarter of 2020.
•Net interest income increased $12.4 million, or 29.6%, to $54.2 million compared to the prior year primarily due to loan growth and an increase in forgiveness of Professional Bank PPP loans resulting in a higher amount of loan fees recognized in addition to a reduction in interest expense on deposit accounts..
•Noninterest income increased $2.1 million, or 75.7%, to $4.9 million, compared to the prior year primarily due to an increase of $0.9 million in service charges associated with the Correspondent Banking Relationship, $0.5 million in service charges on other deposit accounts, a $0.5 million increase in Bank Owned Life Insurance income, a $0.2 million increase in SWAP fee income, and a $0.1 million increase in Small Business Administration (“SBA”) loan origination fees, partially offset by a $0.1 million decrease in fees generated from loans held for sale.
•Noninterest expense increased $1.6 million, or 4.9%, to $34.4 million compared to the prior year. The year over year increase was due to increased salaries and employee benefits resulting from our opening of LPOs in Tampa Bay and Jacksonville and investment in digital infrastructure, partially offset by prior year MBI acquisition expenses. The Bank’s number of employees increased from 172 as of September 30, 2020, to 205 as of September 30, 2021.

Financial Condition
On September 30, 2021:
•Total assets remained relatively unchanged at $2.6 billion compared to the prior quarter. Total assets increased 27.4%, or $0.6 billion, compared to September 30, 2020, primarily as a result of increases in cash and cash equivalents, net loans, and taxable securities available-for-sale.
•Total loans were consistent compared to the prior quarter at $1.7 billion primarily due to new loan originations offset by loan paydowns and prepayments. New loan originations were $198.7 million, of which $172.7 million funded. The Professional Bank PPP loan balance decreased $54.1 million, or 38.9%, to $85.1 million from the prior quarter.
•Total Deposits increased 3.4%, or $0.1 billion, to $2.4 billion compared to the prior quarter primarily due to increases in money market and savings accounts and interest bearing demand deposit accounts, partially offset by a decrease in noninterest bearing demand deposit accounts. During the quarter, $57.0 million of noninterest bearing deposits were recategorized into interest bearing deposits.
•Nonperforming assets remained unchanged at $2.8 million compared to the prior quarter. As of September 30, 2020, the Company had nonperforming assets of $9.9 million. There were no charge-offs during the three months ended September 30, 2021, compared to one loan that was net charged-off for $0.2 million for the three months ended September 30, 2020.
Operating Results
Results of Operations for the three months ended September 30, 2021, and 2020
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
Interest income	$20,890	$19,101	9.4%
Interest expense	1,786	1,641	8.8%
Net Interest income	19,104	17,460	9.4%
Provision for loan losses	1,060	5,957	(82.2)%
Net interest income after provision	18,044	11,503	56.9%
Noninterest income	1,476	963	53.3%
Noninterest expense	11,624	11,713	(0.8)%
Income before income taxes	7,896	753	948.6%
Income tax expense (benefit)	1,608	(197)	(916.2)%
Net income	$6,288	$950	561.9%
Net income for the three months ended September 30, 2021, was $6.3 million, an increase of $5.3 million, or 561.9%, compared to the three months ended September 30, 2020. Net interest income increased $1.6 million for the three months ended September 30, 2021, compared to the same period in the prior year. The increase in our net interest income year-over-year was primarily due to increased loan portfolio growth. Provision for loan losses decreased by $4.9 million for the three months ended September 30, 2021, compared to the same period in the prior year. The decrease in the provision expense was attributed primarily to having addressed the impairment of a loan to Coex in the third quarter of 2020. The increase in noninterest income during the three months ended September 30, 2021, compared to the same period in the prior year was primarily due to increases in service charges on deposit accounts associated with the Correspondent Banking Relationship, and secondarily to an increase in Bank owned life insurance income. The decrease in noninterest expense for the three months ended September 30, 2021, compared to the same period in the prior year was primarily due to the lack of MBI acquisition expenses this quarter and to a lesser extent the realization of our implementation efforts regarding operational efficiencies in occupancy, equipment, and data processing expenses, partially offset by higher salaries and employee benefits as a result of our continued growth.

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

	For the Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$561,082	$212	0.15%	$251,613	$65	0.10%
Federal funds sold	36,264	10	0.11%	30,164	12	0.16%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,521	96	5.06%	8,998	103	4.55%
Investment securities - taxable	105,498	186	0.70%	80,643	209	1.03%
Investment securities - tax exempt	19,402	177	3.62%	23,583	224	3.77%
Loans(1)	1,702,137	20,209	4.71%	1,572,833	18,488	4.68%
Total interest earning assets	2,431,904	20,890	3.41%	1,967,834	19,101	3.86%
Loans held for sale	1,478			—
Noninterest earning assets	125,751			99,075
Total assets	$2,559,133			$2,066,909
Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,463,138	1,476	0.40%	1,049,556	1,165	0.44%
Borrowed funds	45,046	310	2.73%	297,227	476	0.64%
Total interest-bearing liabilities	1,508,184	1,786	0.47%	1,346,783	1,641	0.48%
Noninterest-bearing liabilities
Noninterest-bearing deposits	810,042			494,415
Other noninterest-bearing liabilities	16,746			19,961
Stockholders’ equity	224,161			205,750
Total liabilities and stockholders’ equity	$2,559,133			$2,066,909
Net interest spread(2)			2.94%			3.38%
Net interest income		$19,104			$17,460
Net interest margin(3)			3.12%			3.53%
__________________________________
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)Interest income on loans includes loan fees of $2.3 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively.

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

	For the Three Months Ended September 30, 2021 Compared to 2020
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$80	$67	$147
Federal funds sold	2	(4)	(2)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	(17)	10	(7)
Investment securities - taxable	64	(87)	(23)
Investment securities - tax exempt	(40)	(7)	(47)
Loans	1,520	201	1,721
Total	$1,610	$179	$1,789
Interest expense
Interest-bearing deposits	459	(148)	311
Borrowed funds	(404)	238	(166)
Total	$55	$90	$145
Net interest income totaled $19.1 million for the three months ended September 30, 2021, up $1.9 million, or 11.1% compared to the three months ended June 30, 2021, primarily due to increased loan portfolio growth and the acceleration of Professional Bank PPP loan fees and purchase accounting marks from the MBI acquisition. Net interest margin for the third quarter of 2021 was 3.12%, an increase of 30 basis points compared to the second quarter of 2021. Our weighted average roll-off rate for loans paid off was 4.5% and the weighted average roll-on rate for loans originated was 3.9% on September 30, 2021.
Net interest income increased by $1.6 million to $19.1 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Our total net interest income was impacted by an increase in interest earning assets, which was primarily due to increased balances in large low yielding cash assets, coupled with an increase in our loan portfolio. Average total interest earning assets were $2.4 billion for the three months ended September 30, 2021, compared to $2.0 billion for the three months ended September 30, 2020. The annualized yield on interest earning assets decreased 45 basis points for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to increased cash balances and accelerated paydowns of principal in higher yielding loans and investments. The increase in the average balance of interest earning assets was driven primarily by our growth in cash of $309.5 million, or 123.0%, and growth in our loan portfolio of $129.3 million, or 8.2%, compared to three months ended September 30, 2020. The growth in our loan portfolio was due to organic loan originations.
Average interest-bearing liabilities for the three months ended September 30, 2021, increased due to organic deposit growth and grew by $161.4 million, or 12.0%, for the three months ended September 30, 2020. The increase was primarily due to a $413.6 million, or 39.4%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits was primarily due to increases in negotiable orders of withdrawal (“NOW”) and money market accounts for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, and, to a lesser extent, increases in certificates of deposit. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.47%, for the three months ended September 30, 2021, compared to 0.48% for the three months ended September 30, 2020. Annualized average interest rate paid on interest-bearing deposits decreased 4 basis points to 0.40%, and the annualized average interest rate paid on borrowed funds increased by 209 basis points to 2.73%. The average interest rate on borrowings during the quarter ended September 30, 2021, increased as we paid-off the Paycheck Protection Program Liquidity Facility (“PPPLF”) balances, leaving higher priced Federal Home Loan Bank ("FHLB") advances and subordinated debt as our borrowings. For the three months ended September 30, 2021, our average other noninterest-bearing liabilities decreased $3.2 million, or 16.1%, compared to the three months ended September 30, 2020. Average noninterest-bearing deposits also increased $315.6 million, or 63.8%, compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, our annual net interest margin was 3.12% and net interest spread was 2.94%. For the three months ended September 30, 2020, annual net interest margin was 3.53% and net interest spread was 3.38%.

Net Interest Income
($ in thousands)
$17,460
$18,241
$17,879
$17,202
$19,104
3.68%
3.73%
3.65%
3.53%
3.70%
3.36%
3.12%
2.82%
3.01%
3.06%
3.04%
2.73%
2.91%
2.50%
2.55%
3Q 2020
4Q 2020
1Q 2021
2Q 2021
3Q 2021
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
Our provision for loan losses amounted to $1.1 million for the three months ended September 30, 2021, and $6.0 million for the three months ended September 30, 2020. The decrease from 2020 to 2021 was primarily due to the need for an increased reserve at the early stages of COVID-19 in 2020 and the decreasing impact of COVID-19 on the economy in 2021 and having addressed the impairment of a loan to Coex in the third quarter of 2020. We did not record any net charge-offs for the three months ended September 30, 2021, compared to one loan that was charged-off for $0.2 million for the three months ended September 30, 2020. Our allowance for loan losses as a percentage of total loans (excluding Professional Bank PPP loans) was 0.72% on September 30, 2021, compared to 1.10% on December 31, 2020. See Reconciliation of non-GAAP Financial Measures.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, interest rate SWAP fee income, origination fees for SBA loans, and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents the major categories of noninterest income for the periods indicated.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$643	$319	101.6%
Income from Bank owned life insurance	281	123	128.5%
SBA origination fees	21	—	100.0%
SWAP fee income	208	149	39.6%
Third party loan sales	161	252	(36.1)%
Gain on sale and call of securities	1	1	—%
Other	161	119	35.3%
Total noninterest income	$1,476	$963	53.3%
Noninterest income for the three months ended September 30, 2021, was $1.5 million, a $0.5 million, or 53.3%, increase compared to the three months ended September 30, 2020. The increase was primarily due to an increase in service charges on deposit accounts associated with the Correspondent Banking Relationship, secondarily to an increase in income from Bank owned life insurance ("BOLI"), partially offset by a decrease in third party loan sales.
See Note 11 to the Consolidated Financial Statements (unaudited) dated September 30, 2021, titled "Customer Derivatives – Interest Rate SWAPs" for additional information regarding our derivative financial instruments.
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
The following table presents the major categories of noninterest expense for the periods indicated.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest expense
Salaries and employee benefits	$7,350	$6,433	14.3%
Occupancy and equipment	935	1,196	(21.8)%
Data processing	303	374	(19.0)%
Marketing	420	435	(3.4)%
Professional fees	689	562	22.6%
Acquisition expenses	—	1,078	(100.0)%
Regulatory assessments	481	250	92.4%
Other	1,446	1,385	4.4%
Total noninterest expense	$11,624	$11,713	(0.8)%
Noninterest expense amounted to $11.6 million for the three months ended September 30, 2021, a decrease of $0.1 million, or 0.8%, compared to the three months ended September 30, 2020. The decrease was primarily due to the lack of MBI acquisition expenses this quarter and to a lesser extent the realization of our implementation efforts regarding operational efficiencies in occupancy, equipment, and data processing expenses, partially offset by higher salaries resulting from our opening of loan production offices in Tampa Bay and Jacksonville and investment in digital infrastructure. Additionally, the decrease in occupancy and equipment was due primarily to the Company exercising an option to early terminate a lease for one of the former operational offices of Marquis Bank and a branch located in Coral Gables (the "Option"). The Option resulted in savings of over $400 thousand in lease payments plus expenses.

Income Tax Expense
The amount of income tax expense we incur is influenced by the amounts of our pre-tax income, tax exempt income, and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, such as the Tax Act, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $1.6 million for the three months ended September 30, 2021, compared to an income tax benefit of $0.2 million for the three months ended September 30, 2020. Our effective tax rates for those periods were 20.4% and (25.7)%, respectively. The change in the effective tax rate was due to an increase in tax-exempt income, and state income tax credits in 2020.
Results of Operations for the nine months ended September 30, 2021 and 2020
The following table sets forth the principal components of net income for the periods indicated.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
Interest income	$59,624	$48,643	22.6%
Interest expense	5,439	6,831	(20.4)%
Net Interest income	54,185	41,812	29.6%
Provision for loan losses	2,860	8,552	(66.6)%
Net interest income after provision	51,325	33,260	54.3%
Noninterest income	4,897	2,787	75.7%
Noninterest expense	34,366	32,747	4.9%
Income before income taxes	21,856	3,300	562.3%
Income tax expense	4,452	536	730.6%
Net income	$17,404	$2,764	529.7%
Net income for the nine months ended September 30, 2021, was $17.4 million, an increase of $14.6 million, or 529.7%, compared to the nine months ended September 30, 2020. Interest income increased $11.0 million while interest expense decreased $1.4 million, resulting in a net interest income increase of $12.4 million for the nine months ended September 30, 2021, compared to the same period in the prior year. The increase in our net interest income was primarily due to the MBI Variance, increased loan portfolio growth, and decreased cost of funds to the Company. Provision for loan losses decreased by $5.7 million for the nine months ended September 30, 2021, compared to the same period in the prior year. The decrease in the provision expense was due primarily due to the macro environment stabilization following the increased reserves at the early stages of COVID-19 pandemic in 2020 and having addressed the impairment of a loan to Coex in the third quarter of 2020. The increase in noninterest expense for the nine months ended September 30, 2021, compared to the same period in the prior year was primarily due to increased salaries and investment in digital infrastructure, partially offset by lower MBI acquisition expenses. The Bank’s number of employees increased from 172 as of September 30, 2020, to 205 as of September 30, 2021.
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

	For the Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate
Assets
Interest earning assets
Interest-bearing deposits	$441,679	$436	0.13%	$201,730	$694	0.46%
Federal funds sold	49,982	50	0.13%	32,682	143	0.58%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,624	290	5.09%	7,372	313	5.67%
Investment securities - Taxable	81,941	526	0.86%	71,820	663	1.23%
Investment securities - Non-taxable	20,396	569	3.73%	15,787	430	3.64%
Loans(1)	1,688,499	57,753	4.57%	1,296,922	46,400	4.78%
Total interest earning assets	2,290,121	59,624	3.48%	1,626,313	48,643	4.00%
Loans held for sale	1,824			—
Noninterest earning assets	122,306			91,454
Total assets	$2,414,251			$1,717,767
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,350,795	4,223	0.42%	936,765	5,408	0.77%
Borrowed funds	82,229	1,216	1.98%	197,327	1,423	0.96%
Total interest-bearing liabilities	1,433,024	5,439	0.51%	1,134,092	6,831	0.80%
Noninterest-bearing liabilities
Noninterest-bearing deposits	742,530			386,848
Other noninterest-bearing liabilities	17,769			17,243
Shareholders’ equity	220,928			179,584
Total liabilities and shareholders’ equity	$2,414,251			$1,717,767
Net interest spread(2)			2.97%			3.20%
Net interest income		$54,185			$41,812
Net interest margin(3)			3.16%			3.43%
__________________________________
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)Interest income on loans includes loan fees of $6.7 million and $2.3 million for the nine months ended September 30, 2021, and 2020, respectively.

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

	For the Nine Months Ended September 30, 2021 Compared to 2020
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$825	$(1,083)	$(258)
Federal funds sold	76	(169)	(93)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	11	(34)	(23)
Investment securities - taxable	93	(230)	(137)
Investment securities - tax exempt	126	13	139
Loans	14,009	(2,656)	11,353
Total	$15,140	$(4,159)	$10,981
Interest expense
Interest-bearing deposits	2,390	(3,575)	(1,185)
Borrowed funds	(830)	623	(207)
Total	$1,560	$(2,952)	$(1,392)
Net interest income increased by $12.4 million to $41.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Our total net interest income was impacted primarily due to increases in annualized average interest rates primarily reflected an increase in interest earning assets, primarily due to increased balances in our low yielding cash assets as well as increases in our loan portfolio of lower yielding loans, offset by decreased cost of funds to the Company. Average total interest earning assets were $2.3 billion for the nine months ended September 30, 2021, compared with $1.6 billion for the nine months ended September 30, 2020. The annualized yield on those interest earning assets decreased 52 basis points to 3.48% for the nine months ended September 30, 2021, due to loans repricing downward, coupled with higher yielding loan payoffs. The increase in the average balance of interest earning assets was driven primarily by the MBI Variance and growth in our loan portfolio of $391.6 million, or 30.2%, compared to the nine months ended September 30, 2020. The growth in the loan portfolio was due to organic loan originations during the nine months ended September 30, 2021.
Average interest-bearing liabilities increased due to the MBI Variance and organic deposit growth and grew by $298.9 million, or 26.4%, for the nine months ended September 30, 2021. The increase was primarily due to a $414.0 million, or 44.2%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits was primarily due to increases in NOW and money market accounts for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, and, to a lesser extent, increases in certificates of deposits. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.51% for the nine months ended September 30, 2021, compared to 0.80% for the nine months ended September 30, 2020. Annualized average interest rate paid on interest-bearing deposits decreased 35 basis points to 0.42%, and the annualized average interest rate paid on borrowed funds increased by 102 basis points to 1.98%. For the nine months ended September 30, 2021, our average other noninterest-bearing liabilities increased $0.5 million, or 3.1%, compared to the nine months ended September 30, 2020. Average noninterest-bearing deposits also increased $355.7 million, or 91.9%, compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our annual net interest margin was 3.16% and net interest spread was 2.97%. For the nine months ended September 30, 2020, annual net interest margin was 3.43% and net interest spread was 3.20%.
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

Our provision for loan losses amounted to $2.9 million for the nine months ended September 30, 2021, and $8.6 million for the nine months ended September 30, 2020. The decrease from 2020 to 2021 was attributed primarily to the lowering of COVID related risk in the portfolio taken in the prior year offset by an increase in loan originations subject to the allowance requirements and having addressed the impairment of a loan to Coex in the third quarter of 2020. We recorded a net charge-off related to one loan of $7.6 million for the nine months ended September 30, 2021, compared to a net charge-off related to one loan of $0.3 million for the nine months ended September 30, 2020. Our allowance for loan losses as a percentage of total loans (excluding Professional Bank PPP loans) was 0.72% on September 30, 2021, compared to 1.10% on December 31, 2020. See Reconciliation of non-GAAP Financial Measures.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, interest rate SWAP fee income, origination fees for SBA loans, and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents the major categories of noninterest income for the periods indicated.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$2,237	$848	163.8%
Income from Bank owned life insurance	844	378	123.3%
SBA origination fees	166	114	45.6%
SWAP fee income	781	622	25.6%
Third party loan sales	462	519	(11.0)%
Gain on sale and call of securities	23	16	43.8%
Other	384	290	32.4%
Total noninterest income	$4,897	$2,787	75.7%
Noninterest income for the nine months ended September 30, 2021, was $4.9 million, a $2.1 million, or 75.7%, increase compared to for the nine months ended September 30, 2020. The increase was primarily due to growth in deposit transaction accounts, coupled with increases in service charges on deposit accounts with the Correspondent Banking Relationship, $0.5 million increase in income from BOLI, and $0.2 million increase in SWAP fee income.
During the first quarter of 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate SWAP with the customer. The Company also enters into an offsetting SWAP with a SWAP dealer. These back-to-back SWAP agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. See Note 11 to the Consolidated Financial Statements (unaudited) dated September 30, 2021, entitled "Customer Derivatives – Interest Rate SWAPs" for additional information regarding our derivative financial instruments.
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

The following table presents the major categories of noninterest expense for the periods indicated.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest expense
Salaries and employee benefits	$21,233	$18,608	14.1%
Occupancy and equipment	2,942	3,051	(3.6)%
Data processing	869	971	(10.5)%
Marketing	738	723	2.1%
Professional fees	2,087	1,723	21.1%
Acquisition expenses	684	3,301	(79.3)%
Regulatory assessments	1,248	764	63.4%
Other	4,565	3,606	26.6%
Total noninterest expense	$34,366	$32,747	4.9%
Noninterest expense amounted to $34.4 million for the nine months ended September 30, 2021, an increase of $1.6 million, or 4.9%, compared to for the nine months ended September 30, 2020. The increase was primarily due to increased salaries and investment in digital infrastructure, offset by a reduction in acquisition expenses. The Bank’s number of employees increased from 172 as of September 30, 2020, to 205 as of September 30, 2021.
Income Tax Expense
The amount of income tax expense we incur is influenced by the amounts of our pre-tax income, tax-exempt income, and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, such as the Tax Act, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $4.5 million for the nine months ended September 30, 2021, compared to $0.5 million for the nine months ended September 30, 2020. Our effective tax rates for those periods were 20.4% and 16.4%, respectively. The change in the effective tax rate was due to a decrease in nondeductible expenses, an increase in tax-exempt income and state income tax credits in 2020.
Financial Condition
Balance Sheet Analysis
The following sections provide expanded discussion of the significant changes in certain line items in asset, liability, and stockholder’s equity categories.
For the nine months ended September 30, 2021, our total assets increased 28.6%, or $0.6 billion, compared to December 31, 2020. Total loans increased 2.1%, or $34.4 million, compared to December 31, 2020, as a result of the third round of the PPP and new organic loan origination, partially offset by loan payoffs. Interest-bearing deposits at other financial institutions increased due to our desire to maintain our excess liquidity in more liquid assets due to our continued robust demand for loans and cash associated with Correspondent Banking Relationship. Stockholders’ equity increased $12.5 million, or 5.8%, compared to December 31, 2020, primarily due to net income of $17.4 million for the nine months ended September 30, 2021, offset by repurchases of the Company’s Class A voting common stock.
Cash and Cash Equivalents
Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. Due to our desire to maintain excess liquidity in more liquid assets to fund our loan growth and excess due to the Correspondent Banking Relationship, cash and cash equivalents increased $527.2 million, or 243.0%, compared to December 31, 2020, primarily due to an increase in interest-bearing deposits. As we continue to grow, so do our liquidity needs.

Banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements was $0 on September 30, 2021, and 2020, respectively.
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
Our investment portfolio increased $25.6 million, or 26.9%, to $120.6 million compared to December 31, 2020, primarily due to purchases of $50.9 million in securities available for sale, offset by paydowns, and maturities. To supplement interest income earned on the Company’s loan portfolio, the Company invests in mortgage-backed securities, government agency bonds, corporate bonds, community development district bonds, and equity securities (including mutual funds).
The following tables summarize the contractual maturities and weighted-average yields of investment securities as of September 30, 2021, and December 31, 2020.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale - taxable
Small Business Administration loan pools	$40,131	$39,703	$30,678	$30,556
Mortgage-backed securities	51,105	50,927	28,514	28,922
United States agency obligations	2,002	2,079	3,000	3,122
Corporate bonds	1,500	1,509	2,501	2,510
Total	$94,738	$94,218	$64,693	$65,110
Securities Available for Sale - tax exempt
Community Development District bonds	$17,800	$18,364	$20,582	$21,299
Municipals	1,054	1,098	1,064	1,099
Total	$18,854	$19,462	$21,646	$22,398
Securities Held to Maturity
Mortgage-backed securities	$259	$269	$345	$359
United States Treasury	—	—	202	202
Foreign Bonds	—	—	1,000	1,000
Total	$259	$269	$1,547	$1,561
Equity Securities
Mutual Funds	$5,903	$5,903	$6,005	$6,005
Other equity securities	800	800	—	—
Total	$6,703	$6,703	$6,005	$6,005

	One Year or Less		More than One Year Through Five Years		More than Five Years Through 10 Years		More than 10 Years		Total
On September 30, 2021 (Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
Securities Available for Sale - taxable
Small Business Administration loan pools	$—	—%	$545	0.89%	$18,802	1.51%	$20,784	1.40%	$40,131	$39,703	1.45%
Mortgage-backed securities	—	—%	120	0.31%	6,376	0.78%	44,610	1.16%	51,106	50,927	1.11%
United States agency obligations	999	2.54%	1,003	2.66%	—	—%	—	—%	2,002	2,079	2.60%
Corporate bonds	—	—%	1,500	1.17%	—	—%	—	—%	1,500	1,509	1.17%
Total	$999	2.54%	$3,168	1.56%	$25,178	1.32%	$65,394	1.24%	$94,739	$94,218	1.29%
Securities Available for Sale - tax exempt
Community Development District bonds	$190	4.52%	$17,295	4.92%	$315	3.75%	$—	—%	$17,800	$18,364	4.90%
Municipals	—	—%	1,054	2.27%	—	—%	—	—%	1,054	1,098	2.27%
Total	$190	4.52%	$18,349	4.77%	$315	3.75%	$—	—%	$18,854	$19,462	4.75%
Securities Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	259	2.56%	259	269	2.56%
United States Treasury	—	—%	—	—%	—	—%	—	—%	—	—	—%
Foreign Bonds	—	—%	—	—%	—	—%	—	—%	—	—	—%
Total	$—	—%	$—	—%	$—	—%	$259	2.56%	$259	$269	2.56%
Equity Securities
Mutual Funds	5,903	1.10%	—	—%	—	—%	—	—%	5,903	5,903	1.10%
Other equity securities	800	—%	—	—%	—	—%	—	—%	800	800	—%
Total	$6,703	1.10%	$—	—%	$—	—%	$—	—%	$6,703	$6,703	0.97%
Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, construction and development and other consumer loans. Our loan clients primarily consist of small to medium sized businesses, the owners and operators of these businesses as well as other professionals, entrepreneurs, and high net worth individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities, and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Miami-Dade MSA. The following table summarizes and provides additional information about certain segments of our loan portfolio as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent

Loans held for investment:
Commercial real estate	$856,194	50.7%	$777,025	46.9%
Owner Occupied	315,489	—%	286,701	—%
Non-Owner Occupied	540,705	—%	490,324	—%
Residential real estate	371,469	22.0%	379,534	22.9%
Commercial (Non-PPP)	288,177	17.1%	206,095	12.4%
Commercial (PPP)	85,133	5.0%	185,748	11.2%
Construction and land development	69,534	4.1%	99,590	6.0%
Consumer and other	16,744	1.0%	9,689	0.6%
Total loans held for investment, gross	1,687,251	100.0%	1,657,681	100.0%
Allowance for loan loss	(11,478)		(16,259)
Loans held for investment, net	$1,675,773		$1,641,422

Loans held for sale:
Loans held for sale	$284	100.0%	$1,270	100.0%
Total loans held for sale	$284		$1,270
Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily supported by operating cash flows are also included in this category of loans. As of September 30, 2021, we had $315.5 million of owner-occupied commercial real estate loans and $540.7 million of investment commercial real estate loans, representing 36.8% and 63.2%, respectively, of our commercial real estate portfolio. As of September 30, 2021, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.3 million for owner-occupied and $1.8 million for non-owner occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. As of September 30, 2021, we did not have any commercial real estate loans with a loan to value over 100%. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of September 30, 2021, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were both at 49.3% and debt service coverage ratios were 2.48x and 1.99x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years, and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $1.0 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Auto (Car Lot/Auto Repair)	$27,600	3.2%	$22,424	2.9%
Educational Facility	32,625	3.8%	14,313	1.8%
Gas Station	68,856	8.0%	64,142	8.3%
Hotel	59,679	7.0%	54,244	7.0%
Mixed Use	32,411	3.8%	29,941	3.9%
Multifamily	123,879	14.5%	98,738	12.7%
Office	104,539	12.2%	111,735	14.4%
Other / Special Use	52,530	6.1%	41,668	5.4%
Religious Facility	10,802	1.3%	8,434	1.1%
Retail	212,162	24.8%	191,990	24.7%
Vacant Land	6,080	0.7%	7,849	1.0%
Warehouse	125,031	14.6%	131,547	16.8%
Total	$856,194	100.0%	$777,025	100.0%

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Broward	$124,367	14.5%	$118,353	15.2%
Miami-Dade	535,100	62.5%	500,690	64.4%
Palm Beach	141,270	16.5%	113,249	14.6%
Other FL County	31,707	3.7%	27,124	3.5%
Out of State	23,750	2.8%	17,609	2.3%
Total	$856,194	100.0%	$777,025	100.0%
As of September 30, 2021, non-owner occupied commercial real estate loans of $540.7 million represented 33.8% of total risk-weighted assets.
Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of September 30, 2021, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 51.3%, 49.7% and 49.8%, respectively. We require construction and development loans to establish an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
1 – 4 Family Construction	$43,046	61.9%	$44,971	45.1%
Commercial Construction	669	1.0%	34,031	34.2%
Land Development	5,343	7.7%	5,783	5.8%
Vacant Land	20,476	29.4%	14,805	14.9%
Total	$69,534	100.0%	$99,590	100.0%

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
Broward	$2,537	3.6%	$21,722	21.8%
Miami-Dade	57,274	82.4%	57,008	57.3%
Palm Beach	9,723	14.0%	15,048	15.1%
Other FL County	—	—%	5,812	5.8%
Total	$69,534	100.0%	$99,590	100.0%
As of September 30, 2021, total construction and land development loans of $69.5 million represented 7.7% of total risk-weighted assets.
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 15.7% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $46.0 million, or approximately 12.4% of our residential loan portfolio as of September 30, 2021. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.8 million as of September 30, 2021. As of September 30, 2021, we did not have any residential real estate loans with a loan to value over 100%. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following table shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of September 30, 2021			As of December 31, 2020
(Dollars in thousands)	Amount	Percent	LTV (%)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$266,966	71.8%	57.3%	$270,934	71.2%	57.8%
Investor Owned Residences	58,475	15.7%	51.7%	48,087	12.6%	50.7%
HELOC	46,028	12.4%	50.9%	60,513	15.9%	57.1%
Loans Held for Sale	284	0.1%	—%	1,270	0.3%	—%
Total	$371,753	100.0%		$380,804	100.0%

Commercial Loans. In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the loans in our commercial loan portfolio, excluding Professional Bank PPP loans was $0.6 million as of September 30, 2021. As of September 30, 2021, non-Professional Bank PPP commercial loans was $288.2 million, and Professional Bank PPP commercial loans was $85.1 million. For commercial loans over $0.5 million, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of September 30, 2021, the debt service coverage ratio for our Bank commercial loan portfolio was approximately 2.43x for non-Professional Bank PPP loans, excluding approximately 3.3% of the commercial loan portfolio that is cash secured. Most commercial business loans, which exclude Professional Bank PPP loans, are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following table shows our commercial loan portfolio by industry segment as of September 30, 2021.

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Loans
Business Products	$58	—%	$1,163	0.6%
Business Services	65,441	22.7%	29,461	14.3%
Communication	17,548	6.1%	17,687	8.6%
Construction	31,198	10.8%	19,241	9.3%
Finance	84,752	29.5%	56,506	27.3%
Healthcare	11,179	3.9%	7,369	3.6%
Services	36,121	12.5%	23,252	11.3%
Technology	760	0.3%	850	0.4%
Trade	32,557	11.3%	44,233	21.5%
Transportation	1,217	0.4%	2,926	1.4%
Other	7,346	2.5%	3,407	1.7%
Total	$288,177	100.0%	$206,095	100.0%
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

Total Loans Outstanding

($ in millions)

$792
$1,350
$1,567
$217
$1,350
$1,601
$220
$1,381
$1,658
$186
$1,472
$1,727
$205
$1,522
$1,690
$139
$1,551
$1,687
$85
$1,602
Marquis Acquisition
PPP Loans
Dec19
Mar20
Jun20
Sep20
Dec20
Mar21
Jun21
Sept21

53.8%
52.6%
52.4%
52.9%
52.4%
51.6%
51.7%
51.2%

Weighted Average LTV

Not including scheduled amortization and unscheduled partial paydowns

Third quarter loans totaled $1.7 billion, a decrease of $3.3 million, or 0.2%, from the prior quarter primarily due to Professional Bank PPP loan forgiveness and loan payoffs during the quarter. Loan growth, net of Professional Bank PPP loans, was up $50.9 million, or 3.3% quarter-over-quarter. We experienced strong originations across all loan types due to new loan originations of $198.7 million (of which $172.7 million funded), partially offset by payoffs of $157.1 million ($101.2 million of conventional loans and $55.9 million of Professional Bank PPP loans forgiven).

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio on September 30, 2021.

	September 30, 2021
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Commercial Real Estate	$80,898	$224,943	$550,353	$856,194
Residential Real Estate	12,592	20,362	338,515	371,469
Commercial*	96,387	150,537	126,386	373,310
Construction and Development	27,868	14,542	27,124	69,534
Consumer and Other	3,770	7,270	5,704	16,744
Total loans	$221,515	$417,654	$1,048,082	$1,687,251
Amounts with fixed rates	$108,887	$347,399	$1,012,608	$1,468,894
Amounts with floating rates	$112,628	$70,255	$35,474	$218,357
*Includes Paycheck Protection Program (PPP) loans.
	December 31, 2020
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Commercial Real Estate	$63,256	$221,157	$492,612	$777,025
Residential Real Estate	16,377	23,862	339,295	379,534
Commercial*	93,184	228,115	70,544	391,843
Construction and Development	37,160	30,131	32,299	99,590
Consumer and Other	3,626	3,850	2,213	9,689
Total loans	$213,603	$507,115	$936,963	$1,657,681
Amounts with fixed rates	$108,016	$469,399	$908,158	$1,485,573
Amounts with floating rates	$105,587	$37,716	$28,805	$172,108
*Includes Paycheck Protection Program (PPP) loans.
Paycheck Protection Program
The Company participated in all three rounds of the PPP and funded 2,287 small business loans representing approximately $340.5 million in relief proceeds, of which 1,745 loans totaling $251.4 million were forgiven by the SBA. Most of the Professional Bank PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. However, the Company paid off all of the PPPLF advances during the first and second quarter of 2021 and the balance of PPPLF advances made by the Company was $0 on September 30, 2021.

Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans accruing over 90 days or greater past due as of September 30, 2021.
We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $1.0 million. We also engage in semi-annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $2.8 million as of September 30, 2021, or 0.10% of total assets. We had nonperforming assets of $10.4 million as of December 31, 2020, or 0.51% of total assets. The decrease in nonperforming assets was primarily driven by the $7.6 million charge off of the Coex Coffee International, Inc. ("Coex") loan during the first quarter of 2021. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, which was a primary factor in the recent increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual Loans
Commercial real estate	$—	$—
Residential real estate	—	—
Commercial	1,468	9,127
Construction and development	—	—
Consumer and other loans	1,307	1,307
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$2,775	$10,434
Other real estate owned	—	—
Total nonperforming assets	$2,775	$10,434
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$227	$298
Ratio of nonperforming loans to total loans	0.16%	0.62%
Ratio of nonperforming assets to total assets	0.10%	0.51%
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

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial real estate	$853,888	$—	$2,306	$—	$856,194
Residential real estate	371,469	—	—	—	371,469
Commercial (Non-PPP)	286,334	375	1,468	—	288,177
Commercial (PPP)	85,133	—	—	—	85,133
Construction and land development	69,534	—	—	—	69,534
Consumer	15,349	88	1,307	—	16,744
Total	$1,681,707	$463	$5,081	$—	$1,687,251

December 31, 2020
Commercial real estate	$774,674	$—	$2,351	$—	$777,025
Residential real estate	379,104	430	—	—	379,534
Commercial (Non-PPP)	196,856	112	9,127	—	206,095
Commercial (PPP)	185,748	—	—	—	185,748
Construction and land development	99,590	—	—	—	99,590
Consumer	8,382	—	1,307	—	9,689
Total	$1,644,354	$542	$12,785	$—	$1,657,681
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
The second component is a general reserve on all loans other than those identified as impaired. General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction and development, residential real estate, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool. The following table analyzes the activity in the allowance over the past two years and for the nine months ended September 30, 2021, and 2020.

	For the Nine Months Ended September 30,		For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2020	2019
Balance at beginning of period	$16,259	$6,548	$6,548	$5,685
Charge-offs
Commercial real estate	—	—	—	—
Residential real estate	—	(179)	(207)	—
Commercial	(7,641)	(99)	(99)	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	—
Total Charge-offs	(7,641)	(278)	(306)	—
Recoveries
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	1
Total recoveries	—	—	—	1
Net charge-offs	(7,641)	(278)	(306)	—
Provision for loan losses	2,860	8,765	10,017	862
Balance at end of period	$11,478	$15,035	$16,259	$6,548
ALLL as a percentage of total loans at end of period	0.68%	0.95%	0.99%	0.83%
ALLL as a percentage of loans (excluding PPP loans) at end of period	0.72%	1.09%	1.10%	0.83%
ALLL as a multiple of net charge-offs	1.5	54.1	53.1	N/A
ALLL as a percentage of nonperforming loans	413.6%	151.6%	155.8%	287.2%

Our allowance for loan losses was $11.5 million on September 30, 2021, compared to $16.3 million on December 31, 2020, a decrease of 29.4%. The decrease was primarily due to the macro environment stabilization following the increased reserves at the early stages of COVID-19 pandemic in 2020 and having addressed the impairment of Coex in the third quarter of 2020. A reasonable balance was maintained in response to economic weakening and the onset of COVID variants. On September 30, 2021, our allowance for loan losses was 0.72% of total gross loans (excluding Professional Bank PPP loans) and provided coverage of 413.6% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 1.10% as of December 31, 2020. See Reconciliation of non-GAAP Financial Measures. We believe our allowance on September 30, 2021, was adequate to absorb probable incurred losses inherent in our loan portfolio. The following table provides an allocation of the allowance for loan losses to specific loan types as of September 30, 2021, and December 31, 2020.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$4,079	35.5%	$3,159	19.5%
Residential real estate	2,222	19.4%	2,177	13.4%
Commercial	4,097	35.7%	10,462	64.3%
Construction and development	333	2.9%	388	2.4%
Consumer and other	747	6.5%	73	0.4%
Total allowance for loan losses	$11,478	100.0%	$16,259	100.0%
On September 30, 2021, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $3.0 million, of which $2.8 million required a specific reserve of $1.3 million, compared to a recorded investment in impaired loans of $13.1 million, of which $10.4 million required a specific reserve of $8.3 million on December 31, 2020.
Impaired loans also include certain loans that were modified as troubled debt restructurings (“TDR”). On September 30, 2021, we had two loans amounting to $0.2 million that were considered to be TDRs, compared to the same two loans amounting to $0.3 million on December 31, 2020. We did not allocate any specific reserves to loans that have been modified as TDRs as of September 30, 2021, and December 31, 2020.

Deposits
Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market, and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We had public deposits of $77.8 million and $98.2 million, on September 30, 2021, and December 31, 2020, respectively. Additionally, we supplement our deposits with wholesale funding sources such as Quickrate, brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of September 30, 2021, and December 31, 2020, these wholesale deposits represented 3.8% and 4.3%, respectively, of our total deposits.
Interest-bearing deposits increased $371.4 million, or 36.50%, from December 31, 2020, to September 30, 2021, primarily due to a $194.6 million increase in money market account balances from organic growth. In order to fund our loan growth, our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 35 basis points to for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease in average rates paid on interest-bearing deposits was a result of a continued decrease in interest rates during the nine months ended September 30, 2021. As of September 30, 2021, we had approximately $56.4 million in brokered deposits representing 2.4% of total deposits. Brokered deposits increased approximately $26.3 million, or 87.2%, compared to December 31, 2020. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	For the Nine Months Ended September 30, 2021		For the Year Ended December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$273,590	0.20%	$167,991	0.26%
Money market accounts	780,825	0.40%	586,240	0.65%
Brokered deposits	36,555	0.56%	11,339	0.90%
Savings accounts	11,358	0.10%	7,564	0.13%
Certificates of deposit	248,467	0.71%	216,467	1.13%
Total interest-bearing deposits	1,350,795	0.42%	989,601	0.97%
Noninterest-bearing deposits	742,530	—%	410,357	—%
Total deposits	$2,093,325	0.27%	$1,399,958	0.48%
The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Nine Months Ended September 30, 2021		For the Year Ended December 31, 2020
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$328,667	14.0%	$232,367	14.0%
Money market accounts	893,441	37.9%	679,761	41.0%
Brokered deposits	56,418	2.4%	30,137	1.8%
Savings accounts	13,833	0.6%	9,727	0.6%
Certificates of deposit	262,998	11.2%	231,953	14.0%
Total interest-bearing deposits	1,555,357	66.1%	1,183,945	71.3%
Noninterest-bearing deposits	799,389	33.9%	475,598	28.7%
Total deposits(1)	$2,354,746	100.0%	$1,659,543	100.0%
__________________________________
(1)Balance Sheet does not illustrate brokered deposits as presented above.
For more information regarding the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of September 30, 2021, and December 31, 2020, refer to Note 6 to the Consolidated Financial Statements (unaudited) dated September 30, 2021, entitled "Deposits."
Debt
See Note 7 to the Consolidated Financial Statements (unaudited) dated September 30, 2021, entitled "Debt" for additional information regarding our Subordinated Debt and Valley National Line of Credit.
Borrowings
We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2021, approximately $238.7 million in total loans that were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2021, we had $35.0 million in outstanding advances and $129.3 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged. The following table sets forth certain information on our FHLB borrowings during the periods presented.

(Dollars in thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Amount outstanding at period-end	$35,000	$40,000
Weighted average interest rate at period-end	2.04%	1.96%
Maximum month-end balance during period	$40,000	$70,000
Average balance outstanding during period	$38,867	$58,210
Weighted average interest rate during period	1.98%	1.63%
Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of September 30, 2021.
PPPLF Advances. The Company initially funded Professional Bank PPP loans with the PPPLF. Most of the Professional Bank PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. In addition, we paid off all PPPLF advances for a balance of $0 on September 30, 2021.
Liquidity and Capital Resources
Capital Resources
Stockholders’ equity increased $12.5 million, or 5.8%, to $228.0 million on September 30, 2021, compared to December 31, 2020, primarily due to net income of $17.4 million for the nine months ended September 30, 2021, offset by repurchases of the Company’s Class A voting common stock.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of common equity Tier 1, Tier 2, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. We are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.
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
As of September 30, 2021, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

The following table presents our regulatory capital ratios as of September 30, 2021, and December 31, 2020. The amounts presented exclude the capital conservation buffer.

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital ratio
Bank	$206,776	12.9%	$127,860	8.0%	$159,824	10.0%
Company	224,537	14.0%	127,860	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	194,377	12.2%	95,895	6.0%	127,860	8.0%
Company	202,122	12.6%	95,895	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	194,377	7.7%	101,353	4.0%	126,691	5.0%
Company	202,122	8.0%	101,353	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	194,377	12.2%	71,921	4.5%	103,886	6.5%
Company	202,122	12.6%	71,921	4.5%	N/A	N/A

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A
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

On September 30, 2021, we had the ability to generate approximately $390.0 million in additional liquidity through all of our available resources beyond our overnight funds sold position. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is currently sufficient to meet our ongoing needs.
We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. On September 30, 2021, and December 31, 2020, there were $238.7 million and $264.2 million in total loans pledged to the FHLB for liquidity. Our investment portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our investment portfolio was 3.43 years and 3.02 years on September 30, 2021, and December 31, 2020, respectively, and had a net unrealized pre-tax gain of $0.1 million and $1.2 million, respectively, in our available for sale securities portfolio as of those dates.
As we deploy our capital and continue to grow our operations, we maintain cash in our holding company for added liquidity. As of September 30, 2021, cash held at the holding company was approximately $16.7 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $50.0 million during 2021 compared to an average net overnight funds sold position of $39.6 million for the year ended December 31, 2020. Our liquidity is supported by our continued organic growth and our excess liquidity is comprised of readily available assets, such as federal funds sold and cash at other depository institutions, as opposed to less liquid, but higher yielding, assets, like investment securities.
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
Inflation
The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant, and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Inflation measures have increased during the third quarter of 2021 as bottlenecked supply chains and other economic factors caused temporary increases in prices of commodities and consumer goods.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2021.

(Dollars in thousands)	Due in One Year or Less	Due after One Through Three Years	Due After Three Through Five Years	Due After Five Years	Total
FHLB advances	$—	$20,000	$10,000	$5,000	$35,000
Time deposits of $250,000 or less	88,844	6,444	—	—	95,288
Time deposits of more than $250,000	167,505	4,831	—	—	172,336
Operating leases	1,443	2,638	1,863	620	6,564
Subordinated debt	—	—	—	10,016	10,016
Total	$257,792	$33,913	$11,863	$15,636	$319,204

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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Unfunded lines of credit	$368,117	$356,955
Commitments to extend credit	97,251	40,629
Letters of credit	11,308	13,036
Total credit extension commitments	$476,676	$410,620
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

Certain Performance Metrics
The following table shows the return on average assets (computed as annualized net income divided by average total assets), return on average equity (computed as annualized net income divided by average equity) and average equity to average assets ratios for the nine months ended September 30, 2021, and for the year ended December 31, 2020.

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Return on Average Assets	0.96%	0.46%
Return on Average Equity	10.53%	4.30%
Average Equity to Average Assets	9.15%	10.64%
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
The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. We prepare a current base case and several alternative interest rate simulations (-400, -300, -200, -100, +100, +200, +300 and +400 basis points (bps)), at least once per quarter, and report the analysis to ALCO and our Board. We augment our interest rate shock analysis with alternative interest rate scenarios on a quarterly basis that may include ramps, parallel shifts, and a flattening or steepening of the yield curve (non-parallel shift). In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.
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
REPRICING GAP

September 30, 2021 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Assets
Interest earning assets
Loans	$417,201	$70,690	$258,411	$746,302	$929,471	$1,675,773
Loans held for sale	284	—	—	284	—	$284
Securities	49,733	3,229	7,889	60,851	59,791	120,642
Interest-bearing deposits at other financial institutions	680,333	—	—	680,333	40,074	720,407
Federal funds sold	23,736	—	—	23,736	—	23,736
FHLB & FRB stock	7,757	—	—	7,757	—	7,757
Total interest earning assets	$1,179,044	$73,919	$266,300	$1,519,263	$1,029,336	$2,548,599
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$727,470	$20,900	$94,052	$842,422	$445,311	$1,287,733
Time deposits	13,104	25,557	217,688	256,349	11,275	267,624
Total interest-bearing deposits	740,574	46,457	311,740	1,098,771	456,586	1,555,357
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	35,000	35,000
Subordinated debt	—	—	—	—	10,016	10,016
Total interest-bearing liabilities	$740,574	$46,457	$311,740	$1,098,771	$501,602	$1,600,373
Period gap	$438,470	$27,462	$(45,440)	$420,492	$527,734
Cumulative gap	$438,470	$465,932	$420,492	$420,492	$948,226
Ratio of cumulative gap to total earning assets	37.19%	630.33%	157.90%	27.68%	92.12%
Ratio of cumulative gap to cumulative total earning assets	17.20%	18.28%	16.50%	16.50%	37.21%
__________________________________

CASH FLOW GAP

September 30, 2021 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Assets
Interest earning assets
Loans	$103,535	$85,298	$277,619	$466,452	$1,209,321	$1,675,773
Loans held for sale	284	—	—	284	—	284
Securities	7,249	2,181	9,988	19,418	101,224	120,642
Interest-bearing deposits at other financial institutions	680,333	—	—	680,333	40,074	720,407
Federal funds sold	23,736	—	—	23,736	—	23,736
FHLB & FRB stock	—	—	—	—	7,757	7,757
Total interest earning assets	$815,137	$87,479	$287,607	$1,190,223	$1,358,376	$2,548,599
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$24,931	$49,862	$224,379	$299,172	$988,561	$1,287,733
Time deposits	13,104	25,557	217,688	256,349	11,275	267,624
Total interest-bearing deposits	38,035	75,419	442,067	555,521	999,836	1,555,357
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	35,000	35,000
Subordinated debt	—	—	—	—	10,016	10,016
Total interest-bearing liabilities	$38,035	$75,419	$442,067	$555,521	$1,044,852	$1,600,373
Period gap	$777,102	$12,060	$(154,460)	$634,702	$313,524
Cumulative gap	$777,102	$789,162	$634,702	$634,702	$948,226
Ratio of cumulative gap to total earning assets	95.33%	902.12%	220.68%	53.33%	69.81%
__________________________________
Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of September 30, 2021, and December 31, 2020, and 2019.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	N/A	N/A	N/A	N/A
September 30, 2021	(7.5)%	(5.5)%	(2.9)%	0.4%	N/A	7.8%	15.6%	23.4%	31.1%
December 31, 2020	(3.1)%	(2.4)%	(1.2)%	(0.2)%	N/A	1.5%	3.5%	5.5%	7.3%
December 31, 2019	(9.9)%	(6.6)%	(4.7)%	(1.6)%	N/A	0.6%	0.8%	1.0%	1.2%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	N/A	N/A	N/A	N/A
September 30, 2021	(14.3)%	(11.7)%	(8.3)%	(5.0)%	N/A	10.0%	20.1%	30.0%	39.8%
December 31, 2020	(4.3)%	(3.6)%	(2.6)%	(1.8)%	N/A	5.8%	12.0%	17.9%	23.6%
December 31, 2019	(16.1)%	(12.0)%	(7.7)%	(2.7)%	N/A	1.3%	2.3%	3.1%	3.7%
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
The following table illustrates the results of our EVE analysis as of September 30, 2021, and December 31, 2020, and 2019.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
September 30, 2021	2.2%	2.1%	2.1%	0.1%	N/A	0.2%	0.3%	(0.1)%	(1.2)%
December 31, 2020	0.8%	1.5%	2.6%	2.5%	N/A	(2.5)%	(5.1)%	(8.1)%	(11.3)%
December 31, 2019	(5.3)%	(0.4)%	0.7%	0.6%	N/A	(3.7)%	(8.2)%	(13.2)%	(19.0)%
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
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. Also, regulatory agencies, as an integral part of their examination process, periodically review management’s assessments of the adequacy of the allowance for loan losses. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.
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
Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale and loans held for sale. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles, and goodwill, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. As of September 30, 2021, purchase accounting loan marks were $14.3 million.
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
Pro Opp Fund LLC
On April 8, 2021, the Company formed a separately capitalized subsidiary, Pro Opp Fund LLC. Subsequent to the close of the quarter ended September 30, 2021, Pro Opp Fund LLC committed to investments of approximately $0.8 million in businesses indirectly, directly, and tangentially related to the Company’s core business as permitted under the U.S. Bank Holding Company Act. Additionally, Pro Opp Fund LLC has an additional $0.9 million of unfunded investments outstanding.
COVID-19 Operational Response and Bank Preparedness

The Company continues to work within the COVID-19 pandemic response plans which were originally established in the spring of 2020. In the summer of 2021, we returned to a normalized office schedule. However, there are no comparable events that provide guidance as to the effect of the spread of COVID-19 and the situation remains volatile. Thus we are required to monitor differing levels of infection across the globe; various, and often conflicting, governmental strategies to address COVID-19 , including for the variants of COVID; and vaccination programs and requirements. We sill adjust our response plans where necessary.
Explanation of Certain unaudited non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains financial information determined by methods other than U.S. GAAP, which we refer to “non-GAAP financial measures.” The table below provides a reconciliation between these non-GAAP measures and net income and net income per share, which are the most comparable GAAP measures.
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

Reconciliation of non-GAAP Financial Measures

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Dollar amounts in thousands, except per share data)	2021	2020	2021	2021	2020
Net interest income (GAAP)	$19,104	$17,460	$17,202	$54,185	$41,812
Total non-interest income	1,476	963	2,302	4,897	2,787
Total non-interest expense	11,624	11,713	10,954	34,366	32,747
Pre-tax pre-provision earnings (non-GAAP)	$8,956	$6,710	$8,550	$24,716	$11,852
Total adjustments to non-interest expense	—	(1,078)	—	(684)	(3,301)
Adjusted pre-tax pre-provision earnings (non-GAAP)	$8,956	$7,788	$8,550	$25,400	$15,153

Return on average assets (GAAP)	0.97%	0.18%	0.99%	0.96%	0.21%
Adjusted return on average assets (non-GAAP)
Annualized pre-tax pre-provision ROAA (non-GAAP)	1.39%	1.30%	1.33%	1.37%	0.92%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	1.39%	1.51%	1.33%	1.41%	1.18%

	September 30, 2021	December 31, 2020
Total loans (GAAP)	$1,675,773	$1,641,422
Add allowance for loan loss	11,478	16,259
Add loans held for sale	284	1,270
Total gross loans	$1,687,535	$1,658,951
Less PPP loans	85,133	185,748
Total gross loans excluding Professional Bank PPP loans (non-GAAP)	$1,602,402	$1,473,203
Add purchase accounting loan marks	14,317	18,835
Total gross loans excluding PPP loans (non-GAAP)	$1,616,719	$1,492,038

Allowance for loan loss as a % of total loans (GAAP)	0.68%	0.99%
Allowance for loan loss as a % of total gross loans excluding Professional Bank PPP loans (non-GAAP)	0.72%	1.10%
Loan marks + allowance for loan loss / total gross loans excluding PPP loans (non-GAAP)	1.60%	2.35%
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
As disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K dated December 31, 2020, management observed deficiencies associated with controls that address infrequent significant transactions in the Company’s control environment, that, in the aggregate, resulted in a material weakness. Individually, each of the observations were determined to be immaterial. The observations included Accounting for Participation Loan Sales, Recording of Inter-Company

Capital Transactions, and Business Combination Accounting. The Company has developed and is in the process of implementing controls and procedures as part of the remediation efforts in connection to the identified deficiencies described above. Therefore, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective as of such date.
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
Item 1A. Risk Factors.

The section titled Risk Factors in Part I, Item 1A of our 2020 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. Other than as noted below, there have been no material changes to our risk factors as previously described under Item 1A of our 2020 Form 10-K.
Presidential Directive to the Occupational Safety and Health Administration (“OSHA”) to Mandate Vaccinations.
On September 9, 2021, the President of the United States of America announced that he has directed OSHA to develop an emergency temporary standard (“ETS”) mandating either the full vaccination or weekly testing of employees of employers with 100 or more employees. On November 4, 2021, OSHA issued the ETS requiring workers to be fully vaccinated by January 4, 2022, or undergo weekly testing. The certainty of the January 4, 2022, implementation of the ETS has been made uncertain by a subsequent stay ordered by the Fifth Circuit Court of appeals. It is currently not possible to predict the administrative costs of a compliant program or other impacts that the ETS will have on our workforce. Additional vaccine mandates (or prohibitions of mandates in States such as Florida) may be announced in areas in which we operate. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial conditions, and result of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Not applicable.
(b)Use of Proceeds.
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
As of September 30, 2021, we used approximately $4.0 million for expenses associated with the MBI acquisition, and $10.0 million to paydown our line of credit with Valley National Bank, fund $800 thousand with the remaining proceeds pushed down to the Bank for general corporate purposes, including working capital and capital expenditures. None of the proceeds were used as payments to our directors or officers (or their associates), or to our affiliates or 10% stockholders. In addition, on October 30, 2021, we redeemed in full, the amount of our subordinated notes payable of $10.0 million, in accordance with its contractual terms.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
As detailed in our 10-K Part II, Item 5 for the year ended December 31, 2020, on March 2, 2020, the Company’s Board of Directors authorized the purchase from time to time of up to $10 million of the Company’s Class A voting common stock. On May 5, 2021, the Company’s Board of Directors authorized an increase in the amount available under the stock repurchase program such that, effective May 6, 2021, $10 million was available to purchase outstanding shares of the Company’s Class A voting common stock. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The purchases made during the three months ended September 30, 2021, are shown below:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan
July 1, 2021 to July 31, 2021:	80,428	$18.15	$5,074,943
August 1, 2021 to August 31, 2021:	—	—	5,074,943
September 1, 2021 to September 30, 2021:	13,171	20.72	4,832,121
Total - 3rd Quarter	93,599	$18.19	$4,832,121
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2021.

PROFESSIONAL HOLDING CORP.

By:	/s/ Daniel R. Sheehan
Daniel R. Sheehan
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Daniel R. Sheehan	Chairman and Chief Executive Officer	November 12, 2021
Daniel R. Sheehan	(Principal Executive Officer)

/s/ Mary Usategui	Chief Accounting Officer	November 12, 2021
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Blakey	Director	November 12, 2021
Margaret Blakey

/s/ Rolando DiGasbarro	Director	November 12, 2021
Rolando DiGasbarro

/s/ Norman Edelcup	Director	November 12, 2021
Norman Edelcup

/s/ Carlos M. Garcia	Director	November 12, 2021
Carlos M. Garcia

/s/ Jon L. Gorney	Director	November 12, 2021
Jon L. Gorney

/s/ Abel L. Iglesias	Director	November 12, 2021
Abel L. Iglesias

/s/ Herbert Martens, Jr	Director	November 12, 2021
Herbert Martens, Jr.

/s/ Ava L. Parker	Director	November 12, 2021
Ava L. Parker

/s/ Lawrence Schimmel	Director	November 12, 2021
Dr. Lawrence Schimmel, M.D.