Form 10-K
period 2021-12-31
Professional Holding Corp.
filed 2022-03-31
CIK 1630856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☐  No ☒
The aggregate market value of the voting and non-voting stock of the registrant, based on the closing price of the common stock on June 30, 2021, was approximately $235.3 million.
The number of shares outstanding of Professional Holding Corporation common stock, par value $0.01 per share, as of March 15, 2022, was 13,524,544.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this report

i

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
The Company makes available on its website, www.proholdco.com, its code of ethics and charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors. You can also register for our email notification service at www.proholdco.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into the Annual Report on Form 10-K.
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
Important factors related to forward-looking statements may include, among others, risks and assumptions regarding:
•the strength of the United States economy, in general, and the strength of the local economies in which we conduct operations;
•general economic, industry, and market conditions, including the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine in February 2022, including increasing oil prices and supply chain interruptions;
•our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
•potential disruptions from viruses and pandemics, including the duration and severity of the COVID-19 pandemic, including global supply chain disruptions and the related inflationary environment, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy in general and on our operations;
•the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
•the frequency and magnitude of foreclosure of our loans;
•our ability to fund and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
•acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, any business combinations;
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
•negative publicity and the impact on our reputation;
•legislative or regulatory changes;
•the Bank’s ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
•increased competition and its effect on pricing of our products and services as well as our margins;
•changes in the securities, real estate markets and commodities markets;
•our ability to attract and retain highly qualified personnel;
•technological changes;
•cybersecurity risks including security breaches, computer viruses, data processing system failures and errors, and identity theft, could result in the disclosure of confidential information;
•our ability to manage operational risks, including, but not limited to, client, employee, or third-party fraud;
•changes in monetary and fiscal policies of the United States Government and the Federal Reserve;
•inflation, interest rate, unemployment rate, market, and monetary fluctuations;
•the efficiency and effectiveness of our internal control environment;
•the ability of our third-party service providers’ to continue providing services to us and clients without interruption;
•the effects of harsh weather conditions, including hurricanes, and man-made disasters;
•potential business interruptions from catastrophic events such as terrorist attacks, active shooter situations, and advanced persistent threat groups;
•the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•changes in consumer spending and saving habits;
•growth and profitability of our noninterest income;
•anti-takeover provisions under federal and state law as well as our governing documents;
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

PART I
Item 1. Business
General
Professional Holding Corp., a Florida corporation ("PFHD", together with its subsidiaries, the "Company") is the bank holding company for Professional Bank, a Florida banking corporation (the "Bank"). The Company is registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). We were incorporated in 2014 and are headquartered in Coral Gables, Florida. We operate primarily through our wholly owned subsidiary, Professional Bank, a Florida state-chartered bank, which commenced operations in 2008. We focus on providing creative, relationship-driven commercial banking products and services designed to meet the needs of our clients. Our clients are small to medium sized businesses, the owners and operators of these businesses, and other professionals and entrepreneurs. We conduct our banking operations from eleven branch locations in the Miami-Fort Lauderdale-West Palm Beach also known as Miami-Dade metropolitan statistical area, or MSA, which encompasses three rapidly growing counties in Florida: Miami-Dade, Broward, and Palm Beach. Not including investment banks and savings and loan associations, we are the twelfth largest independent community bank in Florida. Additionally, we have a Digital Innovation Center located in Cleveland, Ohio, Loan Production Offices in St. Pete, FL and Jacksonville, and a Loan Production Office in Bedford, NH that specializes in search fund lending.

Our Digital Innovation Center in Cleveland supports our investments in digital and technology. We have successfully recruited technology professionals from national banking institutions and global consulting firms with experience in transformational digital experiences and capabilities. We believe that our technology platform allows us to compete with larger financial institutions by offering our clients a cutting-edge digital experience that can be specifically tailored to multiple demographics, while also continuing the customized concierge service that our clients have come to expect. For example, this team has successfully deployed competitively differentiated digital assets such as robotic process automation bots which drive operational efficiency, our online account opening service, and premium contactless debit card. We anticipate that as we innovate other financial institutions may be interested in purchasing a range of these banker tools including our digital account opening platform.

Appointment of New Chairman, Chief Executive, and Chief Financial Officer

On February 24, 2022, following the resignation of Daniel R. Sheehan by mutual agreement, Herbert Martens, a founder and original director of the Bank, was elected non-executive Chairman of the Board of both the the Company and the Bank. Mr. Martens has more than 30 years of banking and investment experience, most recently serving as Executive Vice President of National City Corporation and National City Bank, until 2006. Mr. Martens is currently Managing Partner of Advent Associates, LLC, a private investment company. Mr. Martens is a Class III director of the Company. Also, on February 24, Abel Iglesias was elected Chief Executive Officer of the Company and Bank where he has served in multiple leadership capacities over the last nine years including his most recent role as President and Chief Operating Officer. Mr. Iglesias has over 30 years of banking experience in South Florida and is currently serving his second three-year term on the Board of the Federal Reserve Bank of Atlanta. In addition to his new role as CEO of both the Company and the Bank, Mr. Iglesias will be be President of both entities. Mr. Iglesias is a Class II director of the Company. On March 31, 2022, Mary Usategui was appointed Chief Financial Officer of the Company. She will continue in her role as Chief Financial Officer of the Bank. These individuals have been instrumental in the growth of PFHD, and have demonstrated a commitment to community, clients, stakeholders, and employees alike.
Market and Economic Overview

Our primary markets are in Florida and are characterized by a rapidly growing population, a high level of job growth, an affordable cost of living, and a pro-growth business climate that is among the most vibrant in the United States. Florida's economy continues to expand despite the COVID-19 pandemic. For the twelve months ended November 2021, Florida’s private sector jobs grew by 6.4%, which exceeded national private sector job growth by 2.0%. Our main concentration is in the Miami-Dade Metropolitan Statistical Area (“MSA”), which is one of the top MSAs in the Southeast as measured by both deposits and population and is one of the largest business markets in Florida. We also operate full-service branches in Broward and Palm Beach counties and LPOs headquartered in Hillsborough and Duval counties. The Company’s management remains encouraged by the resiliency of the current economic environment in our markets and the prospects for continued growth of the Company.

Strategic Outlook
We believe that we have developed a reputation in our market for highly customized services, and we continue to seek new ways to meet our clients’ financial needs. We offer a full line of deposit products, cash management services and commercial and residential loan programs, as well as online/digital and mobile banking capabilities. We firmly believe our clients place value on our local and timely decision-making, coupled with the high-quality service that we provide. Approaching our clients’ challenges from a different point of view is at the heart of our culture, as our bankers are extremely familiar with our clients’ businesses, enabling us to more accurately assess risk than competitors, while developing mutually acceptable credit structures for the Bank and its clients.
We believe our investments in people, our platform and technology, as well as our ongoing efforts to attract talented banking professionals, gives us the potential for future growth and enhanced profitability. We have invested in hiring additional team members who are working so that we can own more of our digital experience with the intent of providing our clients new, unique, and satisfying offerings. Our focus, culture, brand, and reputation throughout our market enhance our ability to continue to grow organically, successfully recruit talented bankers and pursue opportunistic acquisitions in the future.
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

Current Locations	Date Loan Production Office (LPO) Opened	Date of Branch Opening / Conversion	Total Deposits as of 12/31/2021 (thousands)
South Miami	—	Aug. 2008	$707,996
Coral Gables	—	Jan. 2014	$580,504
Palm Beach Gardens	Feb. 2016	Nov. 2017	$294,239
Boca Raton	Mar. 2017	May 2019	$149,668
Fort Lauderdale	Oct. 2017	Mar. 2020*	$175,933
Dadeland	—	May 2019	$99,355
Doral	Jul. 2019	Nov. 2020	$131,520
Wellington	Jul. 2019	Jul. 2020	$55,365
Aventura	—	Mar. 2020*	$176,808
Bedford, NH	Nov. 2020	—	$—
Jacksonville	Jul. 2021	—	$—
St. Pete, FL	Jul. 2021	—	$—
*Acquired through the business combination of MBI.
We believe both culture and brand are at the core of our messaging when attracting and retaining both bankers and clients. We believe continued consolidation throughout Florida will provide us with additional opportunities to grow in both our current footprint and move into other Florida metropolitan areas where we don't yet have a presence. To capitalize on these opportunities, we intend to (i) continue to evaluate lift-outs of high-performing banking teams, (ii) leverage the relationships and contacts of our existing bankers to identify and target suitable business and individual clients, and (iii) develop comprehensive banking relationships with these businesses and individuals by delivering competitive banking products and services comparable to that of larger institutions while providing the superior client service expected of a smaller community bank.
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
The Company and its subsidiary bank are required to file annual and quarterly reports with various regulatory authorities, including the Federal Reserve and the Florida Office of Financial Regulation. The Federal Reserve and the Florida Office of Financial Regulation may examine a bank holding company or any of its subsidiaries and charge for the cost of such an examination. The Company is also subject to reporting and disclosure requirements under state and federal securities laws.
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
Holding Company Regulation
We are registered with the Federal Reserve as a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956, or BHC Act. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHC Act, and other federal laws subject financial holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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
Capital Regulations
The Federal Reserve imposes certain capital requirements on financial holding companies and state member banks, such as Professional Bank. These rules are complex and are evolving as U.S. and international regulatory authorities propose and enact enhanced capital and liquidity rules. The Federal Reserve may also set higher captial requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital standards as a routine matter. The Company seeks to manage its capital position to maintain sufficient capital to meet these regulatory guidelines and to support our business activities. The Company's regulatory capital ratios and those of its subsidiary bank are in excess or the levels established for "well-capitalized" institutions under the rules. An institution is subject to limitations on certain activities including the payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital falls below certain levels. Subject to its capital requirements and certain other restrictions, we are generally able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us. We are also able to raise capital for contributions to the Bank by issuing securities, subject to compliance with federal and state securities laws.
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
Community Reinvestment Act
The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in a merger or acquisition are reviewed in connection with the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company. An unsatisfactory record can substantially delay or block a transaction. We received a "satisfactory" rating on our most recent Community Reinvestment Act evaluation by the Federal Reserve.
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
The USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:
•internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;
•systems and procedures for monitoring and reporting of suspicious transactions and activities; a designated compliance officer;
•employee training;
•an independent audit function to test the anti-money laundering program;
•procedures to verify the identity of each client upon the opening of accounts; and
•heightened due diligence policies, procedures, and controls applicable to certain foreign and high risk accounts and relationships.
Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter the customer relationship with the financial institution. This information must be verified within a reasonable time. Furthermore, all customers must be screened against SDN-Special Designated National and Blocked Persons List among any other related government lists of known or suspected terrorists. On May 11, 2018, the United States Treasury’s Financial Crimes Enforcement Network issued a final rule under the BSA requiring banks to identify and verify the identity of the natural persons behind their customers that are legal entities — the beneficial owners. We and our affiliates have adopted policies, procedures and controls designed to comply with the BSA and the USA PATRIOT Act.
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
In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. In addition, on October 3, 2015, the TILA-RESPA Integrated Disclosure, or TRID, rules for mortgage closings took effect for new loan applications. The TRID rules were further amended in 2017.
The Cornavirus Aid, Relief and Economic Security Act (the "CARES Act")
The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the COVID-19 pandemic and to stimulate the economy. The law had several provisions relevant to the business of banking including: (i) allowing banks not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring (ii) allowing banks to suspend the corresponding impairment determination for accounting purposes, (iii) temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%, (iv) permitted certain mortgage borrowers experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extensions upon the request of the borrower up to a total of 18 months. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action. Additional opportunities for forbearance were subsequently made available by the federal agencies and, most recently, certain forbearance options were extended indefinitely through the end of the COVID-19 National Emergency, and (v) permitted certain multi-family federally backed mortgage borrowers who were current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance could be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance. Most recently, certain forbearance options for borrowers of federally-backed multi-family mortgages were extended indefinitely by federal agencies due to the uncertain nature of the pandemic.
The Paycheck Protection Program
The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2021) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed. If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2021 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The PPP ended on May 31, 2021, though existing borrowers may still be eligible for loan forgiveness. As of December 31, 2021, we had 356 active PPP loans remaining totaling $58.6 million, net of unearned income.
Implications of Being an Emerging Growth Company
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies.
We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public offering (which will be on June 30, 2025) or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K) or we issue more than $1 billion of non-convertible debt securities over a three-year period. We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of certain reduced reporting obligations in this Annual Report on Form 10-K. These include an attestation of our internal controls, as required by Section 404(b) of the Sarbanes-Oxley Act, and scaled disclosures in our MD&A and Selected Financial Data which exclude periods prior to the earliest period presented in our initial registration statements. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
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
Human Capital Resources
The Company respects and values diversity throughout our organization and the community. Diversity and inclusion are integral parts of our organization’s culture. We seek the active engagement and participation of people with multiple backgrounds and ethnicities. We are taking steps to create programs to ensure that we are organized in a way where the unique contributions of each individual in the Company is recognized and supported. Each team member is to be treated fairly with equal access to opportunities and resources for success. We are developing programs to attract, develop and retain talented individuals in the communities we serve, such as an Employee Engagement Group, which is tasked with ensuring diversity, interaction, ideas for community involvement, charitable activities, work process improvement, and feedback on issues and concerns. We are developing programs that facilitate socially conscious relationships and address the needs of our communities. Additionally, we run homebuyer educational and financial literacy workshops in an effort to reach the financing needs of our communities.
We are committed and focused on the health and safety of our team members, customers, and communities. In response to the COVID-19 pandemic, we updated operating protocols to ensure the virtual availability of our banking services, while prioritizing the health and safety of clients and team members. Our team members, support teams, and management have proven to be flexible and when prudent work remotely. All team members are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness. On an ongoing basis we further promote the health and wellness of our team by strongly encouraging work-life balance, offering flexible work schedules, and sponsoring various wellness programs.
Environmental, Social and Governance ("ESG") Strategy
The Company's ESG strategy is based upon promoting diversity, equity, and inclusion for a diverse, equitable, and inclusive workforce and society. We also endeavor to develop products and services that meet the needs of our customers and community while allowing for a low-carbon future.

Item 1A. Risk Factors
Summary of Risk Factors
COVID-19 Risks
•Our business could be adversely impacted by the continued spread and variants of COVID-19.
•We may experience losses, expenses, and reputational harm arising out of the origination of PPP loans.
Risks Related to the Economy, Financial Markets
•Our business operations and lending activities are concentrated in South Florida, which makes us more sensitive to adverse changes in the local economy than our more geographically diversified competitors.
•Weak economic conditions could adversely affect our business and operations.
Credit Risks
•Our allowance for loan losses may not be sufficient to absorb potential losses in our loan portfolio.
•We may not be able to manage our credit risk adequately, which could lead to unexpected losses.
•Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property may not accurately reflect the net value of the collateral.
•We engage in lending secured by real estate and may be forced to foreclose on and own the underlying real estate, subjecting us to the costs and potential risks, including environmental liabilities, associated with the ownership of real property. Further consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing.
•Our financial condition, earnings, and asset quality could be adversely affected if we are required to repurchase loans originated for sale.
Risks Related to Interest Rates and Liquidity
•We may incur losses if we are unable to successfully manage interest rate risk.
•We could recognize losses on investment securities held in our securities portfolio.
•Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
•A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition, and results of operations.

Operational Risks
•Natural disasters and severe weather events in Florida, including hurricanes, can have an adverse impact on our business, financial condition, and operations.
•We face strong competition from financial services companies and other companies that offering banking services.
•We may be unable to attract and retain highly qualified personnel, which could adversely and materially affect our competitive position.
•We rely heavily on our executive management team and we could be adversely affected by the unexpected loss of their services.
•System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
•We have a continuing need for technological change, and we may not have the resources to implement new technology effectively.
•We are subject to certain operational risks, including, but not limited to, client, employee or third-party fraud and data processing system failures and errors.
Strategic Risks
•We may not effectively execute on our expansion strategy, which may adversely affect our ability to maintain our historical growth and earnings trends.
•We may grow through mergers or acquisitions, a strategy which may not be successful or, if successful, may produce risks in integrating and managing the merged or acquired companies and may dilute our shareholders.
•We may not efficiently or effectively create an internal control environment. A failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which could harm our business, impair investor confidence and our access to the capital markets, cause the price of our Class A Common Stock to decline, and subject us to regulatory penalties.
Financial Statement Risks
•The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
•Changes in accounting standards or regulatory interpretations of existing standards could materially impact our financial statements and disclosures.
Regulatory and Government Risks
•We operate in a highly regulated environment, and the laws and regulations that govern our operations, lending activities, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.
•Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition, or results of operations.
•Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with any supervisory actions to which we are or become subject could adversely affect us.
•Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.
•The Federal Reserve may require us to commit capital resources to support the Bank.
•Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition, and results of operations.
•We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions and pay dividends is subject to restrictions.

Other Risks
•The market price of our Class A Common Stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices, and times desired.
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
Risks Related to the COVID-19 Pandemic
The global COVID-19 pandemic has led to significant economic uncertainty and if prolonged could adversely harm our customers and our future results of operations.
The COVID-19 pandemic and its variants continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. Early in the pandemic, stay-at-home orders, travel restrictions and closure of non-essential businesses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Though these early restrictions have generally been lifted or eased, continuing capacity restrictions and health and safety recommendations that discourage travel and encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity and employment. To date, the COVID-19 pandemic has:
•caused some of our borrowers to be unable to meet existing payment obligations, particularly those borrowers disproportionately affected by business closures and travel restrictions, such as those operating in the travel, lodging, and retail, industries;
•caused us to increase its allowance for credit losses; and
•caused changes in consumer and business spending, borrowing, and saving habits, which has affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers.
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
The continuation of the COVID-19 pandemic and the efforts to contain the virus, including business restrictions and continued social distancing, could:
•result in increases in loan delinquencies, problem assets, and foreclosures;
•cause the value of collateral for loans, especially real estate, to decline in value;
•reduce the availability and productivity of our employees, including our executive officers, we may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability;
•negatively impact the business and operations of third-party service providers that perform critical services for our business; and
•cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.
Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

We may experience losses, additional expense and reputational harm arising out of the origination of PPP loans.
The Company, through the Bank, is a participant in the Payroll Protection Program (“PPP”). As of December 31, 2021, the Company had originated $340.5 million of PPP loans representing 2,287 small business loans to borrowers. Under the PPP, small businesses, other entities, and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. We may incur losses on PPP loans if the loans are not forgiven, the borrower’s default, the SBA does not honor its guarantee due to an error made by us in making the loan, and/or the ineligibility of the borrower or otherwise. In addition, we may experience reputational harm arising out of our origination of PPP loans because of reports of borrower fraud, concerns about whether small businesses sufficiently benefited from the program, and government administration of the loan forgiveness process. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Further, there have been lawsuits, including one against the Bank, alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans and that various PPP lenders failed to pay required agency fees to third parties who allegedly assisted businesses with PPP loan applications. We may experience additional expense and reputational harm arising out of the Bank’s origination of PPP loans in defense of such lawsuits.
Risks Related to the Economy, Financial Markets
Our business operations and lending activities are concentrated in South Florida, and we are more sensitive to adverse changes in the local economy than our more geographically diversified competitors.
Unlike many of our larger competitors that maintain significant operations located outside of our market area, the majority of our clients are concentrated in South Florida. In addition, we have a high concentration of loans secured by real estate located in South Florida. As of December 31, 2021, approximately $1.3 billion, or 72.0%, of our loans, included real estate as a component of collateral. Additionally, approximately 68.2% of our real estate loans have real estate collateral located in South Florida. Therefore, our success depends upon the general economic conditions in this area, which may differ from the economic conditions in other areas of the United States or the United States generally.
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
We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2021, our allowance for loan losses totaled $12.7 million, which represented approximately 0.74% of our total loans, net of overdrafts and excluding PPP loans (non-GAAP, see Explanation of Certain Unaudited Non-GAAP Financial Measures). The level of the allowance reflects management’s continuing evaluation of general economic conditions, present political and regulatory conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels, and adequacy of collateral. Determining the appropriate level of our allowance for loan losses is inherently subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.
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
Our primary business involves making loans to clients. The business of lending is inherently risky because the principal of or interest on the loan may not be repaid timely or at all or the value of any collateral supporting the loan may be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional, and national market and economic conditions. Many of our loans are made to small to medium sized businesses that may be less able to withstand competitive, economic, and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries, and our credit approval practices may not adequately reduce our credit risk. Further, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients, their credit, and the quality of the loan portfolio. A failure to effectively manage credit risk associated with our loan portfolio could lead to unexpected losses and have an adverse effect on our business, financial condition, and results of operations.
Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2021, approximately $902.7 million, or 50.8%, of our loan portfolio was comprised of nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $91.5 million, or 5.1%, of our total loans held for investment were construction and development loans. Further, as of December 31, 2021, our commercial real estate loans (excluding owner-occupied commercial real estate loans) totaled 32.4% and our construction and development loans totaled 5.3% of our total risk-weighted assets, respectively. These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan and may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to the risk of having to liquidate the collateral securing these loans at times when there may be significant fluctuation of commercial real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have an adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2021, approximately $325.4 million, or 18.3%, of our total loans held for investment were commercial (excluding PPP) loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending clients operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, prospects, cash flow, liquidity, financial condition, and results of operations.
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
We originate residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product-specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, a counterparty can require us to repurchase a previously sold mortgage loan or to indemnify an investor if there is non-compliance with defined loan origination or documentation standards including fraud, negligence, material misstatement in the loan documents, or non-compliance by us with applicable law. In addition, we may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or return profits made should the loan prepay within a short period. The potential mortgagor early default repurchase period is up to approximately 12 months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, non-compliance with law or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties. From January 1, 2013, through December 31, 2021, we have not repurchased any loans due to default, fraud, breach of representations, material misstatement, legal non-compliance, or early prepayment. Should such loan repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact business, financial condition, and results of operations.
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
While we generally invest a significant majority of our total assets in loans (our loan to asset ratio was 66.7% as of December 31, 2021), we also invest a portion of our total assets (7.6% as of December 31, 2021) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2021, the fair value of our available for sale investment securities portfolio was $194.3 million, which included a net unrealized loss of approximately $1.0 million.
Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors that could influence the value of the securities in our portfolio include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized and/or unrealized losses. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security as well as the Company’s intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.
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
Our most important source of funds is deposits. As of December 31, 2021, approximately $1.4 billion, or 58.1%, of our total deposits were negotiable order of withdrawal, or NOW, savings, and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by clients in us or the banking sector generally, client perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate client deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.
Additional liquidity may be provided by our ability to borrow from the Federal Home Loan Bank of Atlanta, or the FHLB, and the Federal Reserve Bank of Atlanta. As of December 31, 2021, we had $35.0 million of advances from the FHLB outstanding. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.
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
As of December 31, 2021, our ten largest depositors accounted for approximately $417.2 million in deposits, or approximately 17.6% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.
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
We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.
We are led by an experienced core management team with substantial experience in the market we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and maintaining good relationships between our largest clients and our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management employees. Competition for employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our executive officers or other key personnel leaves us, our financial condition and results of operations may suffer due to the loss of their skills, knowledge of our market, and years of industry experience and the difficulty of promptly finding qualified personnel to replace them. Additionally, our executive officers’ and key employees’ community involvement and diverse and extensive local business relationships are important to our success.

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
Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our client accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from network failures, viruses and malware, power anomalies or outages, natural disasters, and catastrophic events. A breach of our security or that of a third-party vendor that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition, and results of operations. In the fourth quarter of 2021 we experienced a $0.5 million loss attributable to a wire erroneously sent by the Bank in reliance on instructions that appear to have originated from a client's compromised computer system.

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
We may engage in future acquisitions involving significant expenditures of cash, the occurrence of debt or the issuance of stock, all of which could have a materially adverse effect on our operating results.
As part of our business strategy, we review acquisition and strategic investment prospects that we believe would offer strategic growth opportunities. From time to time, we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products or technologies in the future. In the event of future acquisitions, we may expend significant cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our common stock. We cannot guarantee we will be able to successfully integrate any businesses, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.
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

As a relatively new public company, we may not efficiently or effectively create an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our Class A Common Stock to decline and subject us to regulatory penalties.
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
Management maintains and regularly monitors, reviews, and updates the Company’s internal control over financial reporting and disclosure controls and procedures. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition. The Company’s management, with the supervision of the Chief Financial Officer and the Chief Executive Officer, conducted an evaluation of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2021. Based on that evaluation, management determined that, as of December 31, 2021, management observed deficiencies associated with infrequent significant transactions in the Company’s control environment. On a standalone basis these items do not rise to a material weakness; however, in the aggregate, they result in a material weakness. The specific control deficiencies are described in Part II - Item 9A “Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting” contained in this Form 10K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

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
From time to time the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes may subject us to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or external auditors) may change their interpretations or positions on how new or existing standards should be applied, which in many cases may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently and retrospectively, in each case resulting in our needing to revise or restate prior period financial statements, which could materially change our financial statements and related disclosures, cause damage to our reputation, adversely impact our business, financial condition and results of operations, and the price of our Class A Common Stock.
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
In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program, especially due to the regulatory focus on financial and other institutions located in South Florida. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching. In February 2022, the Russian invasion of Ukraine significantly elevated the cyber risk potential for the U.S. financial sector. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position, additional compliance costs, and the disruption of our operations, all of which could adversely affect our business, consolidated financial condition, results of operations and cash flows.
We are subject to numerous laws and regulations of certain regulatory agencies, such as the CFPB, designed to protect consumers, including the Community Reinvestment Act, or CRA, and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the United States Department of Justice, the Federal Reserve, and other federal agencies are responsible for enforcing these laws and regulations. The federal agencies are authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product.
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
The market price of our Class A Common Stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices, and times desired. There are many factors that may affect the market price and trading volume of our Class A Common Stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section and:
•actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•changes in economic or business conditions;
•the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or the cessation of coverage;
•operating and stock price performance of companies that investors deem comparable to us;
•additional or anticipated sales of our Class A Common Stock or other securities by us or our existing shareholders;
•additions, departures or inability to retain of key personnel;
•perceptions and speculations in the marketplace regarding our competitors or us;
•price and volume fluctuations in the overall stock market from time to time;
•litigation involving us, our industry or both;
•investigations by regulators into our operations or those of our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property or other proprietary rights;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services; and
•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies,” including, but not limited to:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our holding company owns no real property. Our corporate office is located at 396 Alhambra Circle, Suite 255, Coral Gables, Florida 33134. At the end of 2021, our Company, through the Bank, operated a total of eleven branches in the Miami-Fort Lauderdale-West Palm Beach or Miami-Dade metropolitan statistical area, or MSA, which encompasses three rapidly growing counties in Florida: Miami-Dade, Broward, and Palm Beach. The Company also has loan production offices in Bedford, NH,

Jacksonville, FL, and St. Pete, FL as well as a Digital Innovation Center in Cleveland, OH. See Note 6 to the “Notes to Consolidated Financial Statements” included in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our premises and equipment.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information.
Since February 7, 2020, the principal market on which our Class A Common Stock is traded is the Nasdaq Global Select Market under the symbol “PFHD.” As of December 31, 2021, there were 312 registered shareholders of our Class A Common Stock.
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

Historical Closing Prices of Our Class A Common Stock
Quarter Ended	High	Low
First Quarter 2022 (through March 15, 2022)	$21.57	$21.33
Fourth Quarter 2021	$19.74	$18.48
Third Quarter 2021	$18.64	$17.08
Second Quarter 2021	$20.46	$17.58
First Quarter 2021	$19.22	$14.97
Fourth Quarter 2020	$18.00	$13.34
Third Quarter 2020	$14.35	$10.45
Second Quarter 2020	$17.75	$12.70
First Quarter 2020	$20.00	$14.24
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
As of December 31, 2021, we used approximately $4.0 million in MBI business combination expenses, and redeemed in full, the amount of our subordinated notes payable of $10.0 million and the remaining proceeds were pushed down to the Bank for the purchase of additional securities for the investment portfolio and general corporate purposes, including working capital and capital expenditures. None of the proceeds were used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.
(c) Purchases of Equity Securities by Issuer and Other Affiliates.
As detailed in our 10-Q Part II, Item 2 for the third quarter 2021, second quarter 2021 and first quarter 2021 on March 2, 2020, the Company’s Board of Directors authorized the purchase from time to time of up to $10.0 million of the Company’s Class A Common Stock. On May 5, 2021, the Company's Board of Directors authorized an increase in the amount available under the stock repurchase program such that, effective May 6, 2021, $10.0 million was available to purchase outstanding shares of the Company's Class A voting common stock. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Share repurchase activity during the three months ended December 31, 2021, is shown below:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan
October 1, 2021 to October 31, 2021:	3,058	18.47	4,829,063
November 1, 2021 to November 30, 2021:	512	18.84	4,818,905
December 1, 2021 to December 31, 2021:	36,482	18.94	4,091,454
Total - 4th Quarter	40,052	$18.90	$4,091,454

Item 6. Selected Financial Data
Two years of financial data of the Company is set forth on page F-1of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is Management’s Discussion and Analysis of the Financial Condition and Results of Operations (“MD&A”) of Professional Holding Corp. (“the Company”) for the year ended December 31, 2021, and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes of our Company presented in Item 8. Financial Statements and Supplementary Data. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those described in the section titled “Cautionary Note Regarding Forward-Looking Information.”
Executive Overview
Net income for Professional Holding Corp. and subsidiaries (the “Company”) for the year ended December 31, 2021, was $21.4 million ($1.61 per common share) compared to $8.3 million ($0.69 per common share) for the year ended December 31, 2020, representing a 157.2% increase in net income and a 133.3% increase in earnings per common share.
Highlights of our performance and financial condition as of and for the year ended December 31, 2021, and other key events that occurred during 2020 are provided below.
Results of Operations for the Three Months Ended December 31, 2021
•Net income decreased $2.3 million, or 37.0%, to $4.0 million compared to the prior quarter. The decrease was comprised of lower net interest income of $1.0 million, a decrease in noninterest income of $0.2 million, an increase in noninterest expense of $1.3 million, and a higher provision expense of $0.8 million.
•Net interest income decreased $1.0 million, or 5.1%, to $18.1 million compared to the prior quarter primarily due to a decrease in loan yield in our commercial real estate loan portfolio. The loan yield decrease was due to prior quarter’s acceleration of the Bank’s Payroll Protection Program (“Professional Bank PPP”) loan fees and acceleration of purchase accounting loan marks from the Marquis Bancorp, Inc. (“MBI”) acquisition. The Company remains asset sensitive and net interest income is expected to increase in a rising interest rate environment. Net interest income, excluding Professional Bank PPP income and purchase accounting marks from the MBI acquisition, increased $0.4 million, or 2.9%, to $15.4 million, compared to the prior quarter, see Reconciliation of non-GAAP Financial Measures.
•Provision expense increased $0.8 million, or 77.4%, to $1.9 million compared to the prior quarter primarily due to loan growth during the quarter, and, to a lesser extent, a specific reserve on a nonperforming impaired loan.
•Noninterest income decreased $0.2 million, or 12.6%, to $1.3 million compared to the prior quarter primarily due to a decrease in service charges associated with deposit correspondent fees from service charges on deposit accounts associated with acting as a correspondent bank for a Payroll Protection Program lender (the “Correspondent Banking Relationship”) Correspondent Banking Relationship, lower swap fee income due to a lower volume of swap transactions, and a decrease in fees generated from loans held for sale, partially offset by higher Small Business Administration (“SBA”) loan origination fees.
•Noninterest expense increased $1.3 million, or 11.0%, to $12.9 million compared to the prior quarter primarily due to increases in salary and benefits of $0.7 million to support scalable growth, $0.5 million loss attributable to a wire erroneously sent by the Bank in reliance on instructions that appear to have originated from a client's compromised computer system, and an increase of $0.2 million in the provision for unfunded off-balance sheet items, partially offset by a $0.3 million charitable contribution expense in prior quarter.
Results of Operations for the Year Ended December 31, 2021
•The variance in the Results of Operations for 2021 compared to 2020 occurred in part due to the March 26, 2020, closing date of the MBI acquisition as there were 281 days of MBI integration in 2020 compared to a full year in 2021 (the “MBI Variance”).
•Net income increased $13.1 million, or 157.2%, to $21.4 million compared to the prior year. The increase was primarily due to an increase in net interest income resulting from the MBI Variance, the acceleration of Professional Bank PPP loan fees, deposit fees associated with the Correspondent Banking Relationship, as well as lower provision for loan losses primarily due to the macro environment stabilization following the increased reserves at the early stages of COVID-19 pandemic in 2020 and having addressed the impairment of a previously disclosed loan in the third quarter of 2020.
•Net interest income increased $12.3 million, or 20.4%, to $72.3 million compared to the prior year primarily due to loan growth and an increase in forgiveness of Professional Bank PPP loans resulting in a higher amount of loan fees recognized in addition to a reduction in interest expense on deposit accounts. Net interest income, excluding Professional Bank PPP income and purchase accounting marks from the MBI acquisition increased $9.0 million, or 18.4%, to $58.0 million, compared to the prior year, see Reconciliation of non-GAAP Financial Measures.
•Noninterest income increased $1.9 million, or 43.7%, to $6.2 million, compared to the prior year primarily due to an increase of $0.9 million in service charges associated with the Correspondent Banking Relationship, $0.6 million in service charges on other deposit accounts, a $0.6 million increase in Bank Owned Life Insurance income, and a $0.1 million increase in SBA loan origination fees, partially offset by a $0.3 million decrease in fees generated from loans held for sale, and a $0.1 million decrease in swap fee income.
•Noninterest expense increased $3.6 million, or 8.4%, to $47.3 million compared to the prior year. The year-over-year increase was due to increased salaries and employee benefits resulting from our opening of LPOs in St. Pete, FL and Jacksonville, investments in digital infrastructure, and higher regulatory and professional fees related to accounting and regulatory compliance, partially offset by prior year MBI acquisition expenses. The Bank’s number of employees increased from 182 as of December 31, 2020, to 208 as of December 31, 2021.
Financial Condition:
On December 31, 2021:
•Total assets remained relatively unchanged at $2.7 billion compared to the prior quarter. Total assets increased 29.5%, or $0.6 billion, compared to December 31, 2020, primarily as a result of increases in cash and cash equivalents, net loans, and taxable securities available for sale.
•Total loans increased $89.9 million, or 5.3%, to $1.8 billion compared to the prior quarter. The increase was driven by loan originations of approximately $304.3 million, of which $226.6 million funded, partially offset by loan paydowns and prepayments. The Professional Bank PPP loan balance decreased $26.5 million, or 31.1%, to $58.6 million from the prior quarter.
•Total deposits remained relatively unchanged at $2.4 billion compared to the prior quarter. An increase in money market deposit accounts were mostly offset by a decrease in noninterest bearing demand deposit accounts due to SBA loan forgiveness payments related to the Correspondent Banking Relationship.
•Nonperforming assets decreased $0.7 million to $2.1 million compared to the prior quarter due to a charge-off of a previously disclosed impaired loan. As of December 31, 2020, the Company had nonperforming assets of $10.4 million. There were no charge-offs during the three months ended December 31, 2020.
Other Highlights for the Year Ended December 31, 2021
•First quarter 2021, we won our fourth consecutive South Florida Business Journal's Best Places to Work award.
•Third quarter 2021, we added two new loan production offices across the state of Florida.
•Third quarter 2021, we released our new Online Account Opening and our Premium Contactless Debit Card.
•Full year 2021, we recorded strong loan originations of $804 million, representing almost 50% of today's portfolio (excluding PPP originations).

Results of Operations for the Years Ended December 31, 2021, and 2020
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	Change
Interest income	$79,621	$69,099	15.2%
Interest expense	7,313	9,046	(19.2)%
Net Interest income	72,308	60,053	20.4%
Provision for loan losses	4,740	10,017	(52.7)%
Net interest income after provision	67,568	50,036	35.0%
Noninterest income	6,187	4,306	43.7%
Noninterest expense	47,266	43,620	8.4%
Income before income taxes	26,489	10,722	147.1%
Income tax expense	5,125	2,417	112.0%
Net income	$21,364	$8,305	157.2%
Net income for the year ended December 31, 2021, was $21.4 million, an increase of $13.1 million, or 157.2%, from net income for the year ended December 31, 2020, of $8.3 million. Interest income increased $10.5 million while interest expense decreased $1.7 million, resulting in a net interest income increase of $12.3 million for the year ended December 31, 2021, compared to the same period in the prior year. The increase in our net interest income was primarily due to the MBI Variance, increased loan portfolio growth, and decreased cost of funds to the Company. Provision for loan losses decreased by $5.3 million for the year ended December 31, 2021, compared to the same period in the prior year. The decrease in provision expense was primarily due to the macro environment stabilization following the increased reserves at the early stages of COVID-19 pandemic in 2020, and a prior year specific reserve recorded on a previously disclosed impaired loan. Noninterest income increased $1.9 million and noninterest expense increased $3.6 million for the year ended December 31, 2021, compared to the same period in the prior year. The increase in noninterest income for the year ended December 31, 2021, compared to the same period in the prior year was primarily due to an increase in service charges on deposit accounts, an increase in bank owned life insurance income and an increase in SBA loan origination fees, partially offset by a decrease in swap fee income. The increase in noninterest expense for the year ended December 31, 2021, compared to the same period in the prior year was primarily due to increased salaries and benefits, investments in digital infrastructure, and higher regulatory and professional fees, partially offset by prior year MBI business combination expenses. The Bank’s number of employees increased from 182 as of December 31, 2020, to 208 as of December 31, 2021.
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

	For the Year Ended December 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate
Assets
Interest earning assets
Interest earning deposits	$506,993	$698	0.14%	$197,812	$740	0.37%
Federal funds sold	42,921	63	0.15%	39,566	172	0.43%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,658	397	5.18%	7,550	414	5.48%
Investment securities - taxable	93,955	816	0.87%	73,001	835	1.14%
Investment securities - tax exempt	19,967	735	3.68%	17,109	642	3.75%
Loans(1)	1,692,800	76,912	4.54%	1,378,005	66,296	4.81%
Total interest earning assets	2,364,294	79,621	3.37%	1,713,043	69,099	4.03%
Loans held for sale	1,566			1,875
Noninterest earning assets	125,967			100,358
Total assets	2,491,827			1,815,276
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,418,487	5,857	0.41%	989,664	6,777	0.68%
Borrowed funds	71,534	1,456	2.04%	204,364	2,269	1.11%
Total interest-bearing liabilities	1,490,021	7,313	0.49%	1,194,028	9,046	0.76%
Noninterest-bearing liabilities
Noninterest-bearing deposits	760,738			410,357
Other noninterest-bearing liabilities	17,956			17,675
Shareholders’ equity	223,112			193,216
Total liabilities and shareholders’ equity	$2,491,827			$1,815,276
Net interest spread(2)			2.88%			3.27%
Net interest income		$72,308			$60,053
Net interest margin(3)			3.06%			3.51%
______________
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)Interest income on loans includes loan fees of $8.6 million and $4.4 million for the years ended December 31, 2021, and 2020, respectively.

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

	For the Year Ended December 31, 2021 Compared to 2020
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest earning deposits	$1,157	$(1,199)	$(42)
Federal funds sold	15	(124)	(109)
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	6	(23)	(17)
Investment securities - taxable	240	(259)	(19)
Investment securities - tax exempt	107	(14)	93
Loans	15,145	(4,529)	10,616
Total	$16,669	$(6,147)	$10,522
Interest expense
Interest-bearing deposits	$2,936	(3,856)	$(920)
Borrowed funds	(1,475)	662	(813)
Total	$1,462	$(3,195)	$(1,733)
Net interest income increased by $12.3 million to $72.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. Our total net interest income was impacted primarily due to an increase in average interest earning assets, particularly loan growth as well as decreased cost of funds to the Company, partially offset by decreased annualized average interest rates due to increased balances in our low yielding cash assets as well as increases in our loan portfolio of lower yielding loans. Average total interest earning assets were $2.4 billion for the year ended December 31, 2021, compared to $1.7 billion for the year ended December 31, 2020. The annualized yield on those interest earning assets decreased 66 basis points from 4.03% for the year ended December 31, 2020, to 3.37% for the year ended December 31, 2021, due to loans repricing downward, coupled with higher yielding loan payoffs. The increase in the average balance of interest earning assets was driven primarily by the 2020 MBI Variance and growth in our loan portfolio of $0.3 billion, or 22.8%, to $1.7 billion for the year ended December 31, 2021, compared to $1.4 billion for the year ended December 31, 2020.
Average interest-bearing liabilities increased by $0.3 billion, or 24.8%, from $1.2 billion for the year ended December 31, 2020, to $1.5 billion for the year ended December 31, 2021. The increase was primarily due to a $0.4 billion, or 43.3%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits was primarily due to increases in negotiable order of withdrawal accounts ("NOW") accounts and money market accounts for the year ended December 31, 2021, compared to for the year ended December 31, 2020, and, to a lesser extent, increases in certificates of deposits. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.49% for the year ended December 31, 2021, compared to 0.76% for the year ended December 31, 2020. The annualized average interest rate paid on interest-bearing deposits decreased 27 basis points to 0.41% and the annualized average interest rate paid on borrowed funds increased by 93 basis points to 2.04%. For year ended December 31, 2021, our average other noninterest-bearing liabilities increased $0.3 million, or 1.6%, to $18.0 million from $17.7 million during the year ended December 31, 2020. Average noninterest-bearing deposits also increased $0.4 billion, or 85.4%, from $0.4 billion to $0.8 billion for the same periods. For the year ended December 31, 2021, our annual net interest margin was 3.06% and net interest spread was 2.88%. For the year ended December 31, 2020, annual net interest margin was 3.51% and net interest spread was 3.27%. Our net interest margin was adversely affected by 0.45% during the year ended December 31, 2021, compared to the same period in 2020, as a result of a reduction in average rates earned on interest earning assets during the year ended December 31, 2021. Correspondingly, clients used excess liquidity to payoff higher yielding loans, while new loans were priced at lower yields during the year ended December 31, 2021.
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
Our provision for loan losses amounted to $4.7 million for 2021 and $10.0 million for 2020. The decrease from 2020 to 2021 was primarily due to the decline of COVID-19 related risk in the portfolio taken in the prior year and a specific reserve of $7.6 million recorded in prior year to address the impairment of a previously disclosed loan, partially offset by the growth of our loan portfolio. We recorded two charge-offs totaling $8.3 million for the year ended December 31, 2021, compared to three charge-offs for $0.3 million for the year ended December 31, 2020. As of December 31, 2021, outstanding loan marks were $13.0 million, compared to $18.8 million on December 31, 2020. Our allowance for loan losses as a percentage of total loans, excluding PPP loans was 0.74% and 1.10% for the years ended December 31, 2021, and 2020, respectively (non-GAAP, see Explanation of Certain Unaudited Non-GAAP Financial Measures).
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, income from Bank owned life insurance, origination fees for Small Business Administration, or SBA loans, swap fee income, and other fees and charges. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method. The following table presents the major categories of noninterest income for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$2,741	$1,196	129.2%
Income from bank owned life insurance	1,125	502	124.1%
SBA origination fees	260	114	128.1%
Swap fee income	909	1,026	(11.4)%
Loans held for sale income	551	808	(31.8)%
Gain on sale and call of securities	39	37	5.4%
Other	562	623	(9.8)%
Total noninterest income	$6,187	$4,306	43.7%
Noninterest income for 2021 was $6.2 million, a $1.9 million or 43.7% increase compared to noninterest income of $4.3 million for 2020. The increase was primarily due an increase of $0.9 million in deposit accounts service charges associated with the Correspondent Banking Relationship, $0.6 million in service charges on other deposit accounts, a $0.6 million increase in Bank Owned Life Insurance income, and a $0.1 million increase in SBA loan origination fees, partially offset by a $0.3 million decrease in fees generated from loans held for sale, and a $0.1 million decrease in swap fee income.
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

The following table presents the major categories of noninterest expense for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Noninterest expense
Salaries and employee benefits	$29,277	$25,579	14.5%
Occupancy and equipment	3,929	4,292	(8.5)%
Data processing	1,182	1,276	(7.4)%
Marketing	635	545	16.5%
Professional fees	2,830	2,373	19.3%
Acquisition expenses	684	3,328	(79.4)%
Regulatory assessments	1,681	1,112	51.2%
Other	7,048	5,115	37.8%
Total noninterest expense	$47,266	$43,620	8.4%
Noninterest expense amounted to $47.3 million in 2021, an increase of $3.6 million, or 8.4%, compared to $43.6 million for the year ended December 31, 2020. The increase was due to increased salaries and employee benefits resulting from our opening of LPOs in St. Pete, FL and Jacksonville, investments in digital infrastructure, and higher regulatory and professional fees related to accounting and regulatory compliance, partially offset by prior year MBI acquisition expenses and lower occupancy costs due to the closure of Marquis headquarters. The Bank’s number of employees increased from 182 as of December 31, 2020, to 208 as of December 31, 2021.
Income Tax Expense
The amount of income tax expense we incur is influenced by the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, bank-owned life insurance income, tax-exempt interest and nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, such as the Tax Act, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $5.1 million for 2021 and $2.4 million for 2020. Our effective tax rates for 2021 and 2020 were 19.3% and 22.5%, respectively.
Financial Condition
Our total assets grew to $2.7 billion on December 31, 2021, an increase of $0.6 billion, or 29.5%, compared to December 31, 2020, as a result of increased balances in interest earning deposits, purchases of high quality mortgage-backed securities ("MBS"), United States Agency collateralized mortgage obligations ("CMO"), Small Business Administration loan pools ("SBA"), and community development district bonds ("CDD") in our available for sale portfolio, and a third round of PPP coupled with new organic loan originations, partially offset by loan payoffs. Interest-bearing deposits at other financial institutions increased due to our desire to maintain our excess liquidity in more liquid assets due to our continued robust demand for loans and cash associated with Correspondent Banking Relationship. Shareholders’ equity increased $16.0 million, or 7.4%, to $231.5 million on December 31, 2021, compared to December 31, 2020, primarily due to net income of $21.4 million, partially offset by repurchases of the Company's Class A voting common stock.
Interest Earning Deposits at Other Financial Institutions
Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. Due to our desire to maintain excess liquidity in more liquid assets to fund our loan growth and excess due to the Correspondent Banking Relationship, cash and cash equivalents increased $380.5 million, or 175.4%, compared to December 31, 2020, primarily due to an increase in interest-bearing deposits. As we continue to grow, so do our liquidity needs.

In certain situations, banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements was $0 on December 31, 2021, and 2020, respectively.
Investment Securities
We use our securities portfolio to provide a secondary source of liquidity, achieve additional interest income through higher yields on funds invested (compared to other options, such as interest earning deposits at other banks or fed funds sold), manage interest rate risk, and meet both collateral and regulatory capital requirements.
Securities may be classified as either trading, held to maturity or available for sale. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses on available for sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.
Our investment portfolio increased by $106.1 million, or 111.6%, to $201.2 million on December 31, 2021, from $95.1 million on December 31, 2020, primarily due to purchases of $142.6 million in high quality MBS/CMO, SBA, and CDD bonds in our available for sale portfolio, partially offset by paydowns and maturities. To supplement interest income earned on the Company’s loan portfolio, the Company invests in high quality mortgage-backed securities, government agency bonds, corporate bonds, community development district bonds, and equity securities (including mutual funds).
The following tables summarize the contractual maturities and weighted-average yields of investment securities as of December 31, 2021, and 2020, and the amortized cost and carrying value of those securities as of the indicated dates.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale - taxable
Small Business Administration loan pools	$40,368	$39,934	$30,678	$30,556
Mortgage-backed securities	131,273	130,103	28,514	28,922
United States agency obligations	3,939	3,986	3,000	3,122
Corporate bonds	1,500	1,513	2,501	2,510
Total	$177,080	$175,536	$64,693	$65,110
Securities Available for Sale - tax exempt
Community Development District bonds	$17,163	$17,674	$20,582	$21,299
Municipals	1,051	1,091	1,064	1,099
Total	$18,214	$18,765	$21,646	$22,398
Securities Held to Maturity
Mortgage-backed securities	$236	$242	$345	$359
United States Treasury	—	—	202	202
Foreign Bonds	—	—	1,000	1,000
Total	$236	$242	$1,547	$1,561
Equity Securities
Mutual Funds	$5,838	$5,838	$6,005	$6,005
Other equity securities	800	800	—	—
Total	$6,638	$6,638	$6,005	$6,005

	One Year or Less		More than One Year Through Five Years		More than Five Years Through 10 Years		More than 10 Years		Total
On December 31, 2021 (Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
Securities Available for Sale - taxable
Small Business Administration loan pools	$—	—%	$486	0.84%	$20,784	1.38%	$19,098	1.37%	$40,368	$39,934	1.37%
Mortgage-backed securities	—	—%	107	0.35%	5,719	0.84%	125,447	1.47%	131,273	130,103	1.44%
United States agency obligations	999	2.54%	1,003	2.66%	1,937	1.31%	—	—%	3,939	3,986	1.97%
Corporate bonds	—	—%	1,500	1.26%	—	—%	—	—%	1,500	1,513	1.26%
Total	$999	2.54%	$3,096	1.62%	$28,440	1.27%	$144,545	1.46%	$177,080	$175,536	1.43%
Securities Available for Sale - tax exempt
Community Development District bonds	$634	4.88%	$16,214	4.66%	$315	3.75%	$—	—%	$17,163	$17,674	4.65%
Municipals	—	—%	1,051	2.27%	—	—%	—	—%	1,051	1,091	2.27%
Total	$634	4.88%	$17,265	4.51%	$315	3.75%	$—	—%	$18,214	$18,765	4.51%
Securities Held to Maturity
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$236	2.59%	$236	$242	2.59%
Total	$—	—%	$—	—%	$—	—%	$236	2.59%	$236	$242	2.59%
Equity Securities
Mutual Funds	$5,838	1.09%	$—	—%	$—	—%	$—	—%	$5,838	$5,838	1.09%
Other equity securities	800	—%	—	—%	—	—%	—	—%	800	800	0.00%
Total	$6,638	1.09%	$—	—%	$—	—%	$—	—%	$6,638	$6,638	1.09%
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

The following table summarizes and provides additional information about certain segments of our loan portfolio as of the dates indicated.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial real estate	$902,654	50.8%	$777,025	46.9%
Owner Occupied	342,090	37.9%	286,701	36.9%
Non-Owner Occupied	560,564	62.1%	490,324	63.1%
Residential real estate	377,511	21.3%	379,534	22.9%
Commercial (Non-PPP)	325,415	18.3%	206,095	12.4%
Commercial (PPP)	58,615	3.3%	185,748	11.2%
Construction and land development	91,520	5.1%	99,590	6.0%
Consumer and other	21,449	1.2%	9,689	0.6%
Total loans held for investment, gross	1,777,164	100.0%	1,657,681	100.0%
Allowance for loan losses	(12,704)		(16,259)
Loans held for investment, net	$1,764,460		$1,641,422
Loans held for sale:
Loans held for sale	165	100.0%	1,270	100.0%
Total loans held for sale	$165		$1,270
Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2021, we had $342.1 million of owner-occupied commercial real estate loans and $560.6 million of investment commercial real estate loans, representing 37.9% and 62.1%, respectively, of our commercial real estate portfolio. As of December 31, 2021, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.3 million for owner-occupied and $2.4 million for non-owner-occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. As of December 31, 2021, we did not have any commercial real estate loans with a loan to value over 100%. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of December 31, 2021, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 49.4% and 48.9%, respectively and debt service coverage ratios were 2.75x and 2.01x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $1.0 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of December 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Auto (Car Lot/Auto Repair)	$27,419	3.0%	$22,424	2.9%
Educational Facility	32,281	3.6%	14,313	1.8%
Gas Station	60,854	6.7%	64,142	8.3%
Hotel	75,617	8.4%	54,244	7.0%
Mixed Use	28,762	3.2%	29,941	3.9%
Multifamily	140,496	15.6%	98,738	12.7%
Office	109,010	12.1%	111,735	14.4%
Other / Special Use	56,276	6.2%	41,668	5.4%
Religious Facility	10,679	1.2%	8,434	1.1%
Retail	209,283	23.2%	191,990	24.7%
Vacant Land	6,523	0.7%	7,849	1.0%
Warehouse	145,454	16.1%	131,547	16.8%
Total	$902,654	100.0%	$777,025	100.0%

	As of December 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Broward	$111,224	12.3%	$118,353	15.2%
Miami-Dade	559,966	62.0%	500,690	64.4%
Palm Beach	139,517	15.5%	113,249	14.6%
Other FL County	49,892	5.5%	27,124	3.5%
Out of State	42,055	4.7%	17,609	2.3%
Total	$902,654	100.0%	$777,025	100.0%
As of December 31, 2021, non-owner occupied commercial real estate loans of $560.6 million represented 32.4% of total risk-weighted assets.
Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of December 31, 2021, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 53.1%, 50.1% and 53.4%, respectively. All construction and development loans require an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction build-out and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of December 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
1 – 4 Family Construction	$47,164	51.5%	$44,971	45.1%
Commercial Construction	—	—%	34,031	34.2%
Land Development	9,620	10.5%	5,783	5.8%
Vacant Land	34,736	38.0%	14,805	14.9%
Total	$91,520	100.0%	$99,590	100.0%

	As of December 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
Broward	$1,194	1.3%	$21,722	21.8%
Miami-Dade	67,562	73.9%	57,008	57.3%
Palm Beach	21,080	23.0%	15,048	15.1%
Other FL County	1,684	1.8%	5,812	5.8%
Total	$91,520	100.0%	$99,590	100.0%
As of December 31, 2021, total construction and land development loans of $91.5 million represented 5.3% of total risk-weighted assets.
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences which make up approximately 72% of our residential loan portfolio and, to a lesser extent, investor-owned residences, which make up approximately 15% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $50.0 million, or approximately 13% of our residential loan portfolio as of December 31, 2021. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.8 million as of December 31, 2021. As of December 31, 2021, we did not have any residential real estate loans with a loan to value over 100%. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased costs of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following chart shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of December 31, 2021			As of December 31, 2020
(Dollars in thousands)	Amount	Percent	LTV (%)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$272,858	72.3%	55.5%	$270,934	71.4%	57.8%
Investor Owned Residences	54,698	14.5%	51.6%	48,087	12.7%	50.7%
HELOC	49,955	13.2%	55.4%	60,513	15.9%	57.1%
Total	$377,511	100.0%		$379,534	100.0%

Loans held for sale	$165		—%	$1,270		—%
Commercial Loans (non-PPP). In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the non-PPP loans in our commercial loan portfolio was $0.7 million as of December 31, 2021. For commercial loans over $0.5 million, a global cash flow analysis is generally required, which forms the basis for the credit approval, “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event should the debt service coverage ratio be less than 1.00x. As of December 31, 2021, the debt service coverage ratio for our Bank commercial loan portfolio was approximately 2.33x for non-PPP loans, excluding approximately 3.3% of the commercial loan portfolio that is cash secured. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following chart shows our commercial loan portfolio by industry segment as of December 31, 2021.

	As of December 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Loans (Non-PPP)
Business Products	$13	—%	$1,163	0.6%
Business Services	73,868	22.7%	29,461	14.3%
Communication	389	0.1%	17,687	8.6%
Construction	31,285	9.6%	19,241	9.3%
Finance	100,849	31.1%	56,506	27.3%
Healthcare	23,564	7.2%	7,369	3.6%
Services	34,112	10.5%	23,252	11.3%
Technology	2,979	0.9%	850	0.4%
Trade	47,522	14.6%	44,233	21.5%
Transportation	1,593	0.5%	2,926	1.4%
Other	9,241	2.8%	3,407	1.7%
Total	$325,415	100.0%	$206,095	100.0%
Paycheck Protection Program (PPP). The Company has participated in the PPP offered through the United States Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. The Company participated in all three rounds of the PPP and funded 2,287 loans representing $340.5 million in relief proceeds throughout 2020 and 2021, of which 1,931 loans totaling $280.6 million were forgiven by the SBA. The majority of these loans were initially pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Bank. These loans are guaranteed by the government and as such no loan loss reserves have been recorded for these loans. The Company paid off all of the PPPLF advances during the first and second quarter of 2021, and the balance of PPPLF advances made by the Company was $0 on December 31, 2021. The PPP net loan balance was $58.6 million on December 31, 2021, compared to $185.7 million on December 31, 2020. Interest income on loans include PPP loan fees. PPP loan fees recognized during the year ended December 31, 2021, were $6.9 million compared to $2.5 million during the year ended December 31, 2020.
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
Fourth quarter loans totaled $1.8 billion, an increase of $89.9 million, or 5.3%, from the prior quarter driven by loan originations of approximately $304.3 million, of which $226.6 million funded, partially offset by loan payoffs of $131.6 million ($103.9 million of conventional loans and $27.6 million of PPP loans forgiven). The Professional Bank PPP loan balance decreased $26.5 million, or 31.1%, to $58.6 million from the prior quarter.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio on December 31, 2021.

	December 31, 2021
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total
Commercial Real Estate	$87,405	$233,829	$567,349	$14,071	$902,654
Residential Real Estate	10,201	21,210	15,904	330,196	377,511
Commercial*	113,129	131,332	111,645	27,924	384,030
Construction and Development	40,851	17,029	3,141	30,499	91,520
Consumer and Other	4,226	7,444	9,778	—	21,449
Total loans	$255,812	$410,844	$707,818	$402,690	$1,777,164

Amounts with fixed rates	$98,992	$327,126	$673,381	$385,663	$1,485,162
Amounts with floating rates	$156,820	$83,718	$34,437	$17,027	$292,002

*Includes Paycheck Protection Program (PPP) loans.
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans that are 90 days or greater past due and accruing as of December 31, 2021.
We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $1.0 million. We also engage in annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $2.1 million and $10.4 million as of December 31, 2021, and 2020, or 0.08% and 0.51% of total assets, respectively. The decrease in nonperforming assets was driven by charge-offs of $8.3 million of impaired loans during the year ended December 31, 2021. Occasionally, loans that we make will be impacted due to the occurrence of unforeseen events, such as COVID-19, which was a primary factor in the prior year increase in our nonperforming assets relative to our historically low, near-zero levels. However, we believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Nonaccrual Loans
Commercial real estate	$—	$—
Residential real estate	—	—
Commercial	1,468	9,127
Construction and development	—	—
Consumer and other loans	654	1,307
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$2,122	$10,434
Other real estate owned	—	—
Total nonperforming assets	$2,122	$10,434
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$55	$298
Ratio of nonperforming loans to total loans	0.12%	0.63%
Ratio of nonperforming assets to total assets	0.08%	0.51%
Credit Quality Indicators
We strive to manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by our management team and approved by our Board. We employ a dedicated Chief Credit Officer and have established a Risk Committee at the Bank level which oversees, among other things, risks associated with our lending activities and enterprise risk management. Our written loan policies document underwriting standards, approval levels, exposure limits and other limits or standards that our management team and Board deem appropriate for an institution of our size and character. Loan portfolio diversification at the obligor, product and geographic levels are actively managed to mitigate concentration risk, to the extent possible. In addition, credit risk management includes an independent credit review process that assesses compliance with policies, risk rating standards and other critical credit information. In addition, we adhere to sound credit principles and evaluate our clients’ borrowing needs and capacity to repay, in conjunction with their character and financial history. Our management team and Board place significant emphasis on balancing a healthy risk profile and sustainable growth. Specifically, our approach to lending seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits. We believe that our credit culture is a key factor in our relatively low levels of nonperforming loans and nonperforming assets compared to other institutions within our market.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $1.0 million, other than residential real estate loans, are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as “substandard” or “special mention” are reviewed quarterly for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded at initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, we will determine the appropriate loan grade. Loans excluded from the review process above are generally classified as “pass” credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the client contacts us for a modification. In these circumstances, the loan is specifically evaluated for potential reclassification to special mention, substandard, doubtful, or even a charged-off status. We use the following definitions for risk ratings:

Pass. A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. The pass category includes the following:
•Riskless: Loans that are fully secured by liquid, properly margined collateral (listed stock, bonds, or other securities; savings accounts; certificates of deposit; loans or that portion thereof which are guaranteed by the United States Government or agencies backed by the “full faith and credit” thereof; loans secured by properly executed letters of credit from prime financial institutions).
•High Quality Risk: Loans to recognized national companies and well-seasoned companies that enjoy ready access to capital markets or to a range of financing alternatives. Borrower’s public debt offerings are accorded highest ratings by recognized rating agencies, e.g., Moody’s or Standard & Poor’s. Companies display sound financial conditions and consistent superior income performance. The borrower’s trends and those of the industry to which it belongs are positive.
•Satisfactory Risk: Loans to borrowers, reasonably well established, that display satisfactory financial conditions, operating results and excellent future potential. Capacity to service debt is amply demonstrated. Current financial strength, while financially adequate, may be deficient in a number of respects. Normal comfort levels are achieved through a closely monitored collateral position and/or the strength of outside guarantors.
•Moderate Risk: Loans to borrowers who are in non-compliance with periodic reporting requirements of the loan agreement, and any other credit file documentation deficiencies, which do not otherwise affect the borrower’s credit risk profile. This may include borrowers who fail to supply updated financial information that supports the adequacy of the primary source of repayment to service the Bank’s debt and prevents bank management to evaluate the borrower’s current debt service capacity. Existing loans will include those with consistent track records of timely loan payments, no material adverse changes to underlying collateral, and no material adverse changes to guarantor(s) financial capacity, evidenced by public record searches.
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial real estate	$900,364	$—	$2,290	$—	$902,654
Residential real estate	377,511	—	—	—	377,511
Commercial (Non-PPP)	323,657	290	1,468	—	325,415
Commercial (PPP)	58,615	—	—	—	58,615
Construction and land development	91,520	—	—	—	91,520
Consumer	20,712	83	—	654	21,449
Total	$1,772,379	$373	$3,758	$654	$1,777,164

December 31, 2020
Commercial real estate	$774,674	$—	$2,351	$—	$777,025
Residential real estate	379,104	430	—	—	379,534
Commercial (Non-PPP)	196,856	112	9,127	—	206,095
Commercial (PPP)	185,748	—	—	—	185,748
Construction and land development	99,590	—	—	—	99,590
Consumer	8,382	—	1,307	—	9,689
Total	$1,644,354	$542	$12,785	$—	$1,657,681
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

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$16,259	$6,548
Charge-offs
Commercial real estate	—	—
Residential real estate	—	(207)
Commercial	(7,641)	(99)
Construction and development	—	—
Consumer and other	(654)	—
Total Charge-offs	(8,295)	(306)
Recoveries
Commercial real estate	—	—
Residential real estate	—	—
Commercial	—	—
Construction and development	—	—
Consumer and other	—	—
Total recoveries	—	—
Net charge-offs	(8,295)	(306)
Provision for loan losses	4,740	10,017
Balance at end of period	$12,704	$16,259
Ratio of net charge-offs to average loans	0.49%	0.02%

ALLL as a percentage of loans at end of period	0.72%	0.99%
ALLL as a percentage of loans (excluding PPP loans) at end of period (non-GAAP)	0.74%	1.10%
ALLL as a multiple of net charge-offs	1.5	53.1
ALLL as a percentage of nonperforming loans	598.7%	155.8%
Our allowance for loan losses was $12.7 million on December 31, 2021, compared to $16.3 million on December 31, 2020, a decrease in the allowance of 21.9%. The decrease was primarily due to a $7.6 million charge-off of a previously disclosed impaired loan and macro environment stabilization, partially offset by growth in our loan portfolio. On December 31, 2021, our allowance for loan losses was 0.74% of total loans, excluding PPP loans (non-GAAP, see Explanation of Certain Unaudited Non-GAAP Financial Measures) and provided coverage of 598.7% of our nonperforming loans, compared to an allowance for loan losses of ratio of 1.10% of total loans, excluding PPP loans as of December 31, 2020. We believe our allowance on December 31, 2021, was adequate to absorb potential losses inherent in our loan portfolio.
The following table provides an allocation of the allowance for loan losses to specific loan types as of the end of the fiscal year for each of the past two years.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$4,471	35.2%	$3,159	19.5%
Residential real estate	2,339	18.4%	2,177	13.4%
Commercial	4,637	36.5%	10,462	64.3%
Construction and development	471	3.7%	388	2.4%
Consumer and other	786	6.2%	73	0.4%
Total allowance for loan losses	$12,704	100.0%	$16,259	100.0%

On December 31, 2021, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $2.2 million, of which there were three impaired loans with a recorded investment of $2.1 million, on nonaccrual with a specific reserve of $1.3 million. Also, there was one substandard accruing loan with a recorded investment of $2.3 million, with no allowance. On December 31, 2020, the recorded investment in impaired loans was $13.1 million, of which $10.4 million required a specific reserve of $8.3 million.
Impaired loans also include certain loans that were modified as troubled debt restructurings, or TDRs. On December 31, 2021, we had one loan for $0.1 million that was considered to be a TDR, compared to two loans for $0.3 million on December 31, 2020. We did not allocate any specific reserves to loans that have been modified as TDRs as of December 31, 2021, or 2020.
Deposits
Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We supplement our deposits with wholesale funding sources such as Quickrate and brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of December 31, 2021, and 2020, these wholesale deposits represented 3.9% and 4.3%, respectively, of our total deposits.
Interest-bearing deposits increased $513.4 million, or 43.4%, from December 31, 2020, to December 31, 2021, primarily due to a $375.3 million increase in money market account balances and a $78.0 million increase in NOW account balances. In order to fund our loan growth, all of our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 27 basis points from 0.68% for the year ended December 31, 2020, to 0.41% for the year ended December 31, 2021. The decrease in average rates paid on interest-bearing deposits was a result of a continued decrease in market rates of interest during the year ended December 31, 2021. As of December 31, 2021, we had approximately $58.4 million in brokered deposits, or 2.5% of total deposits, an increase of approximately $28.2 million from December 31, 2020. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$286,627	0.20%	$167,991	0.26%
Money market accounts	826,328	0.40%	586,240	0.65%
Brokered deposits	41,739	0.54%	11,339	0.90%
Savings accounts	11,878	0.10%	7,564	0.13%
Certificates of deposit	251,915	0.70%	216,467	1.13%
Total interest-bearing deposits	1,418,487	0.41%	989,601	0.68%
Noninterest-bearing deposits	760,738	—%	410,357	—%
Total deposits	$2,179,225	0.27%	$1,399,958	0.48%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$310,362	13.1%	$232,367	14.0%
Money market accounts	1,055,033	44.5%	679,761	41.0%
Brokered deposits	58,365	2.5%	30,137	1.8%
Savings accounts	12,558	0.5%	9,727	0.6%
Certificates of deposit	261,067	11.0%	231,953	14.0%
Total interest-bearing deposits	1,697,385	71.6%	1,183,945	71.3%
Noninterest-bearing deposits	674,003	28.4%	475,598	28.7%
Total deposits (1)	$2,371,388	100.0%	$1,659,543	100.0%
________________
(1)Balance Sheet does not illustrate brokered deposits as presented above.
The following table presents the maturities of our time deposits that meet or exceed the $250,000 FDIC insurance limit, including the portion of time deposits in excess of the FDIC insurance limit as of December 31, 2021.

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Months Through 12 Months	Over 12 Months	Total
Time deposits of $250,000 or less	$17,431	$26,721	$44,373	$4,631	$93,156
Time deposits of more than $250,000	32,058	54,429	83,290	2,760	172,537
Total	$49,489	$81,150	$127,663	$7,391	$265,693

Portion of time deposits in excess of FDIC insurance limit	$17,194	$29,020	$38,608	$26,272	$111,094
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
Debt
See Note 8 to the Consolidated Financial Statements dated December 31, 2021, titled "Debt" for additional information regarding our Subordinated Debt and Valley National Line of Credit.
Borrowings
We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2021, approximately $235.3 million in loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2021, we had $35.0 million in outstanding advances, $28.7 million in outstanding letters of credit and $113.0 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged.

The following table sets forth certain information on our FHLB borrowings during the periods presented.

(Dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Amount outstanding at period-end	$35,000	$40,000
Weighted average interest rate at period-end	2.04%	1.96%
Maximum month-end balance during period	$35,000	$70,000
Average balance outstanding during period	36,918	58,210
Weighted average interest rate during period	2.01%	1.63%
Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of December 31, 2021.
PPPLF Advances. The Company initially funded Professional Bank PPP loans with the PPPLF. Most of the Professional Bank PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. In addition, we paid off all PPPLF advances for a balance of $0 on December 31, 2021.
Liquidity and Capital Resources
Capital Resources
Shareholders’ equity increased $16.0 million, or 7.4%, to $231.5 million on December 31, 2021, compared to December 31, 2020, primarily due to net income of $21.4 million for the year ended December 31, 2021, partially offset by repurchases of the Company's Class A voting common stock.
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
As of December 31, 2021, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents our regulatory capital ratios as of the dates indicated. The amounts presented exclude the capital conservation buffer.

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital ratio
Bank	$222,696	12.9%	$138,435	8.0%	$173,043	10.0%
Company	220,206	12.7%	138,435	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	208,997	12.1%	103,826	6.0%	138,435	8.0%
Company	206,507	11.9%	103,826	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	208,997	7.7%	107,877	4.0%	134,846	5.0%
Company	206,507	7.7%	107,877	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	208,997	12.1%	77,869	4.5%	112,478	6.5%
Company	206,507	11.9%	77,869	4.5%	N/A	N/A

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A
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
On December 31, 2021, we had the ability to generate approximately $449.9 million in additional liquidity through available resources. During the fourth quarter of 2021, the Company redeemed in full, the amount of its subordinated notes payable of $10.0 million, in accordance with its contractual terms. On December 31, 2021, the Company had $10.0 million of outstanding borrowings at Valley National Bank, N.A. (“Valley”). As previously disclosed, during the first quarter of 2022, the Company completed both a private placement transaction, pursuant to which the Company issued and sold a subordinated note due 2032 in the principal amount of $25.0 million, and increased the availability under its revolving line of credit at Valley from $10.0 million to $25.0 million. See Note 24 to the Consolidated Financial Statements dated December 31, 2021, titled "Subsequent Events" for additional information regarding the first quarter transactions of Subordinated Debt and Valley National Line of Credit.
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
We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. Our portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our portfolio was 4.41 years and 3.50 years on December 31, 2021, and 2020, respectively, and had a net unrealized pre-tax loss of $1.0 million and a pre-tax gain of $1.2 million, respectively, in our available for sale securities portfolio as of those dates.
As we deploy our capital and continue to grow our operations, we maintain cash in our Holding Company for added liquidity. As of December 31, 2021, cash held at the Holding Company was approximately $5.8 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $42.9 million during the year ended December 31, 2021, compared to an average net overnight funds sold position of $39.6 million for the year ended December 31, 2020. As of December 31, 2021, cash held at the Federal Reserve was approximately $544.0 million compared to $128.2 million as of December 31, 2020.
We expect our capital expenditures over the next 12 months to be approximately $2.0 million, which will consist primarily of investments in digital capabilities, technology purchases for our new banking offices, business applications and information technology security needs. We expect that these capital expenditures will be funded with existing resources mentioned above, without impairing our ability to meet our ongoing obligations.
Inflation
We are experiencing and may continue to experience labor cost inflation and constraints in hiring qualified employees. We aim to offset the potential unfavorable impact of these items with automation, productivity improvements, and other initiatives. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. At December 31, 2021, inflation was rising at a higher and more sustained level than anticipated by the Federal Reserve. As a result, the current market expects a change in monetary policy which would include interest rate increases in 2022 which could lead to market volatility.

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2021.

(Dollars in thousands)	Due in One Year or Less	Due after One Through Three Years	Due After Three Through Five Years	Due After Five Years	Total
FHLB advances	$—	$30,000	$—	$5,000	$35,000
Certificates of deposit $250,000 or more	169,777	2,760	—	—	172,537
Certificates of deposit less than $250,000	88,525	4,631	—	—	93,156
Operating leases	1,437	2,556	1,679	533	6,205
Total	$259,739	$39,947	$1,679	$5,533	$306,898
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

(Dollars in thousands)	December 31, 2021	December 31, 2020
Unfunded lines of credit	$418,167	$356,955
Commitments to extend credit	108,824	40,629
Standby letters of credit	12,095	13,036
Total credit extension commitments	$539,086	$410,620
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

Certain Performance Metrics
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the years ended December 31, 2021, and 2020.

(Dollars in thousands)	12/31/2021	12/31/2020
Return on Average Assets	0.86%	0.46%
Return on Average Equity	9.58%	4.30%
Average Equity to Average Assets	8.95%	10.64%

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
We have established what we believe to be a comprehensive interest rate risk management policy, which is administered by ALCO. The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity, or EVE, at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us. When interest rates change, actual movements in different categories of interest earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.
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
REPRICING GAP

December 31, 2021 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Assets
Interest earning assets
Loans	$438,961	$73,105	$242,261	$754,327	$1,010,133	$1,764,460
Loans held for sale	165	—	—	165	—	165
Securities	50,876	8,321	16,057	75,254	125,921	201,175
Interest earning deposits at other financial institutions	544,701	—	—	544,701	39,289	583,990
Federal funds sold	13,477	—	—	13,477	—	13,477
FHLB & FRB stock (1)	7,767	—	—	7,767	—	7,767
Total interest earning assets	$1,055,947	$81,426	$258,318	$1,395,691	$1,175,343	$2,571,034
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$837,246	$22,575	$101,586	$961,407	$470,285	$1,431,692
Time deposits	11,035	38,454	208,813	258,302	7,391	265,693
Total interest-bearing deposits	848,281	61,029	310,399	1,219,709	477,676	1,697,385
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	35,000	35,000
PPPLF advances	—	—	—	—	—	—
Loan participations	—	—	—	—	—	—
Line of credit	10,000	—	—	10,000	—	10,000
Subordinated debt	—	—	—	—	—	—
Total interest-bearing liabilities	$858,281	$61,029	$310,399	$1,229,709	$512,676	$1,742,385
Period gap	$197,666	$20,397	$(52,081)	$165,982	$662,667
Cumulative gap	$197,666	$218,063	$165,982	$165,982	$828,649
Ratio of cumulative gap to total earning assets	18.72%	267.81%	64.25%	11.89%	70.50%
Ratio of cumulative gap to cumulative total earning assets	7.69%	8.48%	6.46%	6.46%	32.23%
__________________
(1)Includes FRB and FHLB stock, which has been historically redeemable at par.

CASH FLOW GAP

December 31, 2021 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Assets
Interest earning assets
Loans	$109,457	$73,497	$295,624	$478,578	$1,285,882	$1,764,460
Loans held for sale	165	—	—	165	—	165
Securities	8,612	5,538	19,724	33,874	167,301	201,175
Interest earning deposits at other financial institutions	544,701	—	—	544,701	39,289	583,990
Federal funds sold	13,477	—	—	13,477	—	13,477
FHLB & FRB stock (1)	—	—	—	—	7,767	7,767
Total interest earning assets	$676,412	$79,035	$315,348	$1,070,795	$1,500,239	$2,571,034
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$28,063	$56,127	$252,571	$336,761	$1,094,931	$1,431,692
Time deposits	11,035	38,454	208,813	258,302	7,391	265,693
Total interest-bearing deposits	$39,098	$94,581	$461,384	$595,063	$1,102,322	$1,697,385
Securities sold under agreements to repurchase	—	—	—	—	—	—
FHLB advances	—	—	—	—	35,000	35,000
PPPLF advances	—	—	—	—	—	—
Loan participations	—	—	—	—	—	—
Line of credit	10,000	—	—	10,000	—	10,000
Subordinated debt	—	—	—	—	—	—
Total interest-bearing liabilities	$49,098	$94,581	$461,384	$605,063	$1,137,322	$1,742,385
Period gap	$627,314	$(15,546)	$(146,036)	$465,732	$362,917
Cumulative gap	$627,314	$611,768	$465,732	$465,732	$828,649
Ratio of cumulative gap to total earning assets	92.7%	774.0%	147.7%	43.5%	55.2%
__________________
(1)Includes FRB and FHLB stock, which has been historically redeemable at par.
Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.
The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of December 31, 2021, and 2020.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	N/A	N/A	N/A	N/A
December 31, 2021	(6.0)%	(4.0)%	(1.5)%	1.3%	N/A	4.2%	8.4%	12.4%	16.2%
December 31, 2020	(3.1)%	(2.4)%	(1.2)%	(0.2)%	N/A	0.5%	3.5%	5.5%	7.3%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(15.0)%	(10.0)%	(5.0)%	N/A	N/A	N/A	N/A	N/A
December 31, 2021	(15.6)%	(12.5)%	(9.1)%	(4.7)%	N/A	6.5%	12.7%	18.6%	24.4%
December 31, 2020	(4.3)%	(3.6)%	(2.6)%	(1.8)%	N/A	5.8%	12.0%	17.9%	23.6%

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
The following table illustrates the results of our EVE analysis as of December 31, 2021, and 2020.

Economic Value of Equity as of	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	N/A	17.5%	22.5%	27.5%	37.5%
December 31, 2021	6.7%	6.2%	5.9%	4.8%	N/A	(3.7)%	(7.3)%	(11.1)%	(15.4)%
December 31, 2020	0.8%	1.5%	2.6%	2.5%	N/A	(2.5)%	(5.1)%	(8.1)%	(11.3)%

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
Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, and loans held for sale. Determining the fair values of assets and liabilities, especially the loan portfolio, core deposit intangibles and goodwill, is a complicated process involving significant judgement regarding methods and assumptions used to calculate the estimated fair values. As of December 31, 2021, MBI purchase accounting loan marks were $13.0 million.
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
ASU 2016-13, Financial Instruments — Credit Losses (Topic 326)
In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss, or CECL, model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments). We anticipated that this accounting standard ("ASU") would be effective for us on January 1, 2021, but the FASB announced on October 16, 2019, a delay of the effective date of ASU 2016-13 for smaller reporting companies until January 1, 2023. We are in the process of evaluating and implementing changes to credit loss estimation models and related processes. Updates to business processes and the documentation of accounting policy decisions are ongoing. We may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on our consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2023.
Pro Opp Fund LLC
On April 8, 2021, the Company formed a separately capitalized subsidiary, Pro Opp Fund LLC. Subsequent to December 31, 2021, Pro Opp Fund LLC committed to investments of approximately $0.8 million in businesses directly and indirectly related to the Company’s core business as permitted under the U.S. Bank Holding Company Act. Additionally, Pro Opp Fund LLC has an additional $0.9 million of unfunded investments outstanding.
COVID-19 Operational Response and Bank Preparedness

The Company continues to work within the COVID-19 pandemic response plans which were originally established in the spring of 2020. In the summer of 2021, we returned to a normalized office schedule. However, there are no comparable events that provide guidance as to the effect of the spread of COVID-19 and the situation remains volatile. Thus we are required to monitor differing levels of infection across the globe; various, and often conflicting, governmental strategies to address COVID-19 , including for the variants of COVID-19; and vaccination programs and requirements. We will adjust our response plans where necessary.

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
Reconciliation of non-GAAP Financial Measures

	Year Ended December 31,
(Dollar amounts in thousands, except per share data)	2021	2020
Net interest income (GAAP)	$72,308	$60,053
Total non-interest income	6,187	4,306
Total non-interest expense	47,266	43,620
Pre-tax pre-provision earnings (non-GAAP)	$31,229	$20,739
Total adjustments to non-interest expense	(684)	(3,328)
Adjusted pre-tax pre-provision earnings (non-GAAP)	$31,913	$24,067

Return on average assets (GAAP)	0.86%	0.46%

Annualized pre-tax pre-provision ROAA (non-GAAP)	1.25%	1.14%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	1.28%	1.33%

(Dollar amounts in thousands, except per share data)	December 31, 2021	December 31, 2020
Total loans held for investment (GAAP)	$1,764,460	$1,641,422
Add allowance for loan loss ("ALLL")	$12,704	$16,259
Total gross loans held for investment ("LHFI")	$1,777,164	$1,657,681
Less Professional Bank net PPP loans ("PPP")	$58,615	$185,748
Total LHFI excluding net PPP loans (non-GAAP)	$1,718,549	$1,471,933
Add purchase accounting loan marks ("PA")	$13,003	$18,835
Total LHFI excluding net PPP loans (non-GAAP) + PA marks	$1,731,552	$1,490,768

ALLL as a % of LHFI (GAAP)	0.72%	0.99%
ALLL as a % of total LHFI excluding net PPP loans (non-GAAP)	0.74%	1.10%
PA marks + ALLL / LHFI excluding net PPP loans (non-GAAP)	1.48%	2.35%

(Dollar amounts in thousands)	Year Ended
	December 31, 2021	December 31, 2020
Net interest income (GAAP)	$72,308	$60,053
Less: PPP net interest income recognized	8,246	3,605
Net interest income excluding PPP (non-GAAP)	64,062	56,448
Less: PA premium/discounts	6,024	7,418
Net interest income excluding PPP and PA (non-GAAP)	$58,038	$49,030
Average interest earning assets (GAAP)	2,364,294	1,713,043
Less: average PPP loans	141,511	142,020
Average interest earning assets, excluding PPP (non-GAAP)	2,222,783	1,571,023
Less: average PA marks	(16,124)	(13,160)
Average interest earning assets, excluding PPP and PA (non-GAAP)	$2,238,907	$1,584,183
Net interest margin (GAAP)	3.06%	3.51%
Net interest margin excluding PPP (non-GAAP)	2.88%	3.59%
Net interest margin excluding PPP and PA (non-GAAP)	2.59%	3.09%
Item 7a Quantitative and Qualitative Disclosures About Market Risk
See Item 7, page 33.

Item 8. Financial Statements and Supplementary Data
2021 Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
2020 Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Professional Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Professional Holding Corp. (the Company) as of December 31, 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Birmingham, Alabama
March 31, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Professional Holding Corp.
Coral Gables, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Professional Holding Corp. (the "Company") as of December 31, 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ Crowe LLP

We served as the Company's auditor from 2016 to 2021.
Atlanta, Georgia
March 26, 2021

PROFESSIONAL HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2021, and 2020
(Dollar amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$38,469	$62,305
Interest earning deposits	545,521	129,291
Federal funds sold	13,477	25,376
Cash and cash equivalents	597,467	216,972
Securities available for sale, at fair value - taxable	175,536	65,110
Securities available for sale, at fair value - tax exempt	18,765	22,398
Securities held to maturity (fair value December 31, 2021, – $242, December 31, 2020, – $1,561)	236	1,547
Equity securities	6,638	6,005
Loans, net of allowance of $12,704 and $16,259 as of December 31, 2021, and December 31, 2020, respectively	1,764,460	1,641,422
Loans held for sale	165	1,270
Federal Home Loan Bank stock, at cost	2,341	3,229
Federal Reserve Bank stock, at cost	5,426	4,762
Accrued interest receivable	5,272	6,666
Premises and equipment, net	3,871	4,370
Bank owned life insurance	38,485	37,360
Deferred tax asset	9,510	10,525
Goodwill	24,621	24,621
Core deposit intangibles	1,145	1,422
Other assets	10,173	9,591
Total assets	$2,664,111	$2,057,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$674,003	$475,598
Demand – interest bearing	310,362	232,367
Money market and savings	1,121,330	715,003
Time deposits	265,693	236,575
Total deposits	2,371,388	1,659,543
Federal Home Loan Bank advances	35,000	40,000
Official Checks	4,125	4,447
Other borrowings	10,000	114,573
Subordinated debt	—	10,153
Accrued interest and other liabilities	12,074	12,989
Total liabilities	2,432,587	1,841,705
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 14,393,750 and outstanding 13,446,400 shares as of December 31, 2021, and authorized 50,000,000 shares, issued 14,100,760 and outstanding 13,534,829 shares on December 31, 2020.	144	141
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding on December 31, 2021, and December 31, 2020.	—	—
Treasury stock, at cost	(16,003)	(9,209)
Additional paid-in capital	212,012	208,995
Retained earnings	36,120	14,756
Accumulated other comprehensive income (loss)	(749)	882
Total stockholders’ equity	231,524	215,565
Total liabilities and stockholders' equity	$2,664,111	$2,057,270
See accompanying notes.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended December 31, 2021, and 2020.
(Dollar amounts in thousands, except share data)

	Year Ended December 31,
	2021	2020
Interest income
Loans, including fees	$76,912	$66,296
Investment securities - taxable	816	835
Investment securities - tax exempt	735	642
Dividend income on restricted stock	397	414
Other	761	912
Total interest income	79,621	69,099

Interest expense
Deposits	5,857	6,777
Federal Home Loan Bank advances	751	964
Subordinated debt	378	—
Other borrowings	327	1,305
Total interest expense	7,313	9,046

Net interest income	72,308	60,053
Provision for loan losses	4,740	10,017
Net interest income after provision for loan losses	67,568	50,036

Non-interest income
Service charges on deposit accounts	2,741	1,196
Income from bank owned life insurance	1,125	502
SBA origination fees	260	114
Swap fee income	909	1,026
Loans held for sale income	551	808
Gain on sale and call of securities	39	37
Other	562	623
Total non-interest income	6,187	4,306

Non-interest expense
Salaries and employee benefits	29,277	25,579
Occupancy and equipment	3,929	4,292
Data processing	1,182	1,276
Marketing	635	545
Professional fees	2,830	2,373
Acquisition expenses	684	3,328
Regulatory assessments	1,681	1,112
Other	7,048	5,115
Total non-interest expense	47,266	43,620

Income before income taxes	26,489	10,722
Income tax provision	5,125	2,417
Net income	21,364	8,305

Earnings per share:
Basic	$1.61	$0.69
Diluted	$1.54	$0.67

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	(2,161)	1,265
Tax effect	530	(310)
Other comprehensive gain (loss), net of tax	(1,631)	955
Comprehensive income	$19,733	$9,260
See accompanying notes.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2021, and 2020.
(Dollar amounts in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance on January 1, 2020	5,867,446	$60	$(4,155)	$77,019	$6,451	$(73)	$79,302
Issuance of common stock, net of issuance cost	3,717,328	39	—	60,928	—	—	60,967
Marquis Bancorp (MBI) acquisition	4,227,816	42	—	69,993	—	—	70,035
Employee stock purchase plan	7,194	—	—	106	—	—	106
Stock based compensation	35,976	—	—	959	—	—	959
Treasury stock	(320,931)	—	(5,054)	(10)	—	—	(5,064)
Net income	—	—	—	—	8,305	—	8,305
Other comprehensive income	—	—	—	—	—	955	955
Balance on December 31, 2020.	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565

Balance on January 1, 2021	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565
Issuance of common stock, net of issuance cost	152,598	2	—	1,543	—	—	1,545
Employee stock purchase plan	1,851	—	—	34	—	—	34
Stock based compensation	138,541	1	—	1,451	—	—	1,452
Treasury stock	(381,419)	—	(6,794)	(11)	—	—	(6,805)
Net income	—	—	—	—	21,364	—	21,364
Other comprehensive income (loss)	—	—	—	—	—	(1,631)	(1,631)
Balance on December 31, 2021.	13,446,400	$144	$(16,003)	$212,012	$36,120	$(749)	$231,524
See accompanying notes.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, and 2020.
(Dollar amounts in thousands, except share data)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$21,364	$8,305
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	4,740	10,017
Amortization of purchase accounting adjustments	(6,082)	(7,466)
Deferred income tax provision (benefit)	1,258	(1,898)
Depreciation and amortization	1,358	1,352
Loss (gain) on sale of securities	78	(4)
Gain on call of securities	(39)	(33)
Equity unrealized change in market value	167	(34)
Net amortization of securities	1,439	3,331
Net amortization of deferred loan fees	(8,086)	(4,358)
Proceeds from sales of loans held for sale	1,105	—
Income from Bank-owned life insurance	(1,125)	(502)
Loss on disposal of premises and equipment	140	—
Employee stock purchase plan	34	106
Stock compensation	1,452	959
Changes in operating assets and liabilities:
Accrued interest receivable	1,394	(2,643)
Other assets	(582)	3,454
Official checks, accrued interest, interest payable and other liabilities	(627)	(3,416)
Net cash provided by operating activities	17,988	7,170

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	24,020	17,651
Proceeds from calls of securities available for sale	7,357	9,132
Proceeds from paydowns of securities held to maturity	1,303	122
Purchase of securities available for sale	(141,800)	(62,795)
Proceeds from sale of securities available for sale	—	1,735
Purchase of equity securities	(800)	(5,000)
Loans originations, net of principal repayments	(127,998)	(341,850)
Proceeds from sale of loans	194	10,985
Redemption of Federal Reserve Bank stock	(664)	(2,688)
Purchase of Federal Home Loan Bank Stock	—	(235)
Proceeds from maturities of Federal Home Loan Bank Stock	888	—
Purchase of Bank-owned life insurance	—	(20,000)
Purchases of premises and equipment	(989)	(554)
Proceeds from acquisition	—	26,860
Net cash used in investing activities	(238,489)	(366,637)

Cash flows from financing activities
Net increase in deposits	712,614	270,227
Proceeds from issuance of stock, net of issuance costs	1,545	60,967
Purchase of treasury stock	(6,805)	(5,064)
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan advances	(5,000)	(50,000)
Repayment of subordinated notes payable	(10,000)	—
Proceeds from line of credit	10,000	—
Repayment of line of credit	—	(9,999)
Proceeds from PPPLF advances	—	225,004
Repayments of PPPLF advances	(101,358)	(123,646)
Net cash provided by financing activities	600,996	377,489

Increase in cash and cash equivalents	380,495	18,022
Cash and cash equivalents at beginning of period	216,972	198,950
Cash and cash equivalents at end of period	$597,467	$216,972

Supplemental cash flow information:
Cash paid during the period for interest	$8,473	$10,556
Cash paid during the period for taxes	$5,608	3,018

Supplemental noncash disclosures:
Recognition of participation loans as secured borrowings	$—	$13,215
Lease liabilities arising from obtaining right of use assets	$179	$2,027
Total assets acquired	$—	$583,797
Total liabilities assumed	$—	$538,383
See accompanying notes.

PROFESSIONAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2021, and 2020.
(Tables in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of organization and corporate reorganization: Professional Holding Corp. (the Corporation and/or the Company) is a financial holding company headquartered in Coral Gables, Florida, with one wholly owned subsidiary, Professional Bank, a Florida-chartered commercial bank (the Bank). Professional Holding Corp. was formed on January 14, 2014 and became the sole shareholder of the Bank on July 1, 2014 through the consummation of a statutory share exchange with the Bank’s then current shareholders whereby holders of the Bank’s common stock were exchanged for an equal number of shares of the Company’s Class A Voting Common Stock, par value $0.01 per share. On March 26, 2020, the Company closed its acquisition of Marquis Bancorp. (MBI) and its wholly owned subsidiary, Marquis Bank, headquartered in Coral Gables, Florida. Each share of MBI common stock issued and outstanding immediately prior to closing was converted into 1.2048 shares of the Company’s Class A common stock, with cash paid in lieu of fractional shares. The Company’s assets consist of cash and business activity as of December 31, 2021, and 2020, pertaining to the investment in the Bank.
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
In certain situations, banks are required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements was $0 on December 31, 2021, and 2020.
Business combinations: The Company accounts for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value as of the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill in the consolidated statements of financial condition. A change in the initial estimate of any contingent earn out amount is recorded to non-interest expense in the consolidated statements of income.

Acquired loans are initially recorded at their acquisition-date fair values using Level 3 inputs with no carryover of related allowance for loan losses. Any allowance for loan loss on these loans reflect losses incurred after the acquisition. The Company determines the fair value of the acquired loans based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, discount rates, expected payments and expected prepayments.

For additional detail regarding business combinations, specifically the acquisition of Marquis Bancorp, Inc. see Note 23.
Securities: Securities may be classified as either trading, held to maturity or available for sale. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses on available for sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity or call date. There were no investment securities classified as trading as of December 31, 2021, and 2020.
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
The recognition of interest income on a loan is discontinued when, in management's opinion, it is probable the borrower is unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first, at which time the loan is placed on non-accrual. All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans held for sale: are recorded at the lower of cost or fair value on an individual basis. Gains and losses on loan sales are included in noninterest income.
Troubled debt restructurings: Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
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
The Company also maintains a reserve for losses on unfunded commitments. This reserve is reflected as a component of other liabilities and, in management's opinion, is sufficient to cover probable losses inherent in the commitments. Management tracks the amount and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for loan losses on outstanding loans.
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
Commercial: Commercial business loans and lines of credit consist of loans to small and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing commercial loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through our underwriting standards.

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
Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. As of December 31, 2021, and 2020, there were no foreclosed assets.
Premises and equipment: Leasehold improvements, computer hardware and software, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of each type of asset or the length of time the Company expects to lease the property.
Bank-owned life insurance: Bank-owned life insurance is recorded at the estimated amount that can be realized under the insurance contract at the consolidated balance sheet date, which is the cash surrender value adjusted for other changes or amounts that are probable at settlement.
Goodwill and other intangible assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value-based test. The Company's goodwill is tested for impairment on an annual basis. Quarterly, the Company evaluates whether a triggering event has occurred that would necessitate further review of goodwill for potential impairment. Per accounting guidance, the Company will first assess qualitative factors. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then a goodwill impairment test is not required. The Company typically performs its annual impairment testing during the fourth quarter.

Intangible assets with definite useful lives, such as core deposit intangible assets arising from bank acquisitions, are amortized over their estimated useful lives.

Revenue recognition: Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, and revenue related to the sale of loans in the secondary market, as these activities are subject to other GAAP requirements discussed elsewhere within our disclosures. The Company recognizes revenue from these activities as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. Descriptions of the major revenue-generating activities that are within the scope of ASC 606, which are presented in the accompanying statements of income as components of non-interest income are as follows:

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

Fair value measurement: Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

Fair value must be recorded for certain assets and liabilities every reporting period on a recurring basis or, under certain circumstances, on a non-recurring basis.

For additional detail regarding fair value measurement, see Note 14.
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
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award if conditions are met for recognition. The Company recognizes forfeitures as they occur and reverses the previously recorded compensation cost associated with the forfeiture.
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
Comprehensive income: GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net income, are components of comprehensive income.
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
Adoption of new accounting pronouncements:

ASU 2019-12, Income Taxes (Topic 740)
Description	In December 2019, FASB issued guidance which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740.
Date of Adoption	The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020.
Effect on the Consolidated Financial Statements	The new guidance did not materially impact the Company’s Consolidated Financial Statements or disclosures.

ASU 2020-04, Financial Instruments – Reference Rate Reform (Topic 848)
Description	In March 2020, FASB released ASU 2020-4 - Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of the London Interbank Offered Rate ("LIBOR") likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued.
Date of Adoption	The amendments in the update are effective for all entities between March 12, 2020, and December 31, 2022. The Company adopted this standard on January 1, 2021.
Effect on the Consolidated Financial Statements
The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The new guidance did not materially impact the Company’s Consolidated Financial Statements or disclosures.

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

	Year Ended December 31,
(Dollar amounts in thousands, except per share data)	2021	2020
Basic earnings per share:
Net income	$21,364	$8,305
Total weighted average common stock outstanding	13,308,682	12,042,477
Net income per share	$1.61	$0.69
Diluted earnings per share:
Net income	$21,364	$8,305
Total weighted average common stock outstanding	13,308,682	12,042,477
Add: dilutive effect of employee restricted stock and options	592,168	390,040
Total weighted average diluted stock outstanding	13,900,850	12,432,517
Net income per share	$1.54	$0.67
For the year ended December 31, 2021, there were 285,487 restricted stock and stock options that were anti-dilutive. For the year ended December 31, 2020, there were 442,838 restricted stock and stock options that were anti-dilutive.
NOTE 3 — SECURITIES
The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity on December 31, 2021, and 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

December 31, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale - taxable
Small Business Administration loan pools	$40,368	$38	$(472)	$39,934
Mortgage-backed securities	131,273	70	(1,240)	130,103
United States agency obligations	3,939	54	(7)	3,986
Corporate bonds	1,500	13	—	1,513
Total available for sale - taxable	$177,080	$175	$(1,719)	$175,536
Available for sale - tax exempt
Community Development District bonds	17,163	512	(1)	17,674
Municipals	1,051	40	—	1,091
Total available for sale - tax exempt	$18,214	$552	$(1)	$18,765

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to Maturity
Mortgage-backed securities	$236	$6	$—	$242
Total Held to Maturity	$236	$6	$—	$242

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual Funds	$5,838	$—	$—	$5,838
Other equity securities	800	$—	—	800
Total Equity	$6,638	$—	$—	$6,638

December 31, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale - taxable
Small Business Administration loan pools	$30,678	$77	$(199)	$30,556
Mortgage-backed securities	28,514	438	(30)	28,922
United States agency obligations	3,000	122	—	3,122
Corporate bonds	2,501	9	—	2,510
Total available for sale - taxable	$64,693	$646	$(229)	$65,110
Available for sale - tax exempt
Community Development District bonds	$20,582	$717	$—	$21,299
Municipals	1,064	35	—	1,099
Total available for sale - tax exempt	$21,646	$752	$—	$22,398

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to Maturity
Mortgage-backed securities	$345	$14	$—	$359
United States Treasury	202	—	—	202
Foreign Bonds	1,000	—	—	1,000
Total Held to Maturity	$1,547	$14	$—	$1,561

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual Funds	$6,005	$—	$—	$6,005
Total Equity	$6,005	$—	$—	$6,005

As of December 31, 2021, and 2020, Corporate bonds are comprised primarily of investments in the financial services industry. During the year ended December 31, 2021, the net investment portfolio increased by $106.1 million as a result of increases from purchases of $142.6 million in high quality MBS/CMO, SBA, and CDD bonds in the available for sale portfolio combined with decreases of $24.1 million from paydowns, $8.6 million from maturities and calls, as well as the unrealized holding loss on securities available for sale of $2.2 million with a related tax effect of $0.5 million. Proceeds from the maturity and redemption of securities during the year ended December 31, 2021, were $8.6 million, with gross realized gains of $39 thousand. Proceeds from the sales of securities during the year ended December 31, 2020, were $1.7 million, with gross realized gains of $4 thousand. Proceeds from the redemption of securities for the year ended December 31, 2020, were $9.1 million, with gross realized gains of $33 thousand. Securities pledged as of December 31, 2021, and December 31, 2020, were $2.4 million and $12.5 million, respectively. Securities and cash pledged for derivative swap transactions as of December 31, 2021, were $3.2 million, which were included in the total securities pledged, such securities were generally pledged for public funds. There were no securities pledged for derivative swap transactions on December 31, 2020.

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. The scheduled maturities of securities as of December 31, 2021, are as follows:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,634	$1,648
Due after one year through five years	19,766	20,358
Due after five years through ten years	2,253	2,258
Due after ten years	—	—
Subtotal	$23,653	$24,264

Small Business Administration loan pools	$40,368	$39,934
Mortgage-backed securities	131,273	130,103
Total available for sale	$195,294	$194,301

Held to maturity
Mortgage-backed securities	$236	$242
Total held to maturity	$236	$242
On December 31, 2021, and 2020, there were no holdings of securities of any one issuer, other than the United States Government and its agencies, in an amount greater than 10% of shareholders’ equity.
On December 31, 2021, and 2020, the number of investment positions that are in an unrealized loss position were 92 and 36, respectively. The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding on December 31, 2021, and 2020, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Available for sale - taxable
Small Business Administration loan pools	$17,428	$(336)	$14,872	$(136)	$32,300	$(472)
Mortgage-backed securities	109,621	(1,167)	1,710	(73)	111,331	(1,240)
United States agency obligations	1,930	(7)	—	—	1,930	(7)
Total available for sale - taxable	$128,979	$(1,510)	$16,582	$(209)	$145,561	$(1,719)
Available for sale - tax exempt
Community Development District bonds	809	(1)	—	—	$809	$(1)
Total available for sale - tax exempt	$809	$(1)	$—	$—	$809	$(1)

December 31, 2020
Available for sale - taxable
Small Business Administration loan pools	$18,849	$(133)	$8,945	$(66)	$27,794	$(199)
Mortgage-backed securities	5,839	—	2,510	(30)	8,349	(30)
United States agency obligations	227	—	—	—	227	—
Total available for sale - taxable	$24,915	$(133)	$11,455	$(96)	$36,370	$(229)

The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since SBA loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not have any securities in an OTTI position. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired on December 31, 2021. No credit losses were recognized in operations during the years ended December 31, 2021, and 2020.
NOTE 4 — LOANS
Loans on December 31, 2021, and 2020, were as follows:

(Dollars in thousands)	2021	2020
Loans held for investment:
Commercial real estate	$902,654	$777,025
Residential real estate	377,511	379,534
Commercial (Non-PPP)	325,415	206,095
Commercial (PPP)	58,615	185,748
Construction and land development	91,520	99,590
Consumer and other	21,449	9,689
Total loans held for investment, gross	1,777,164	1,657,681
Allowance for loan losses	(12,704)	(16,259)
Loans held for investment, net	$1,764,460	$1,641,422

Loans held for sale:
Loans held for sale	$165	$1,270
Total loans held for sale	$165	$1,270
The recorded investment in loans excludes accrued interest receivable due to immateriality.
On December 31, 2021, there were $235.3 million in total loans pledged to the Federal Home Loan Bank (“FHLB”) for liquidity.
Loan premiums for loans purchased are amortized over the life of the loan with acceleration upon the increase in principal paydowns or payoffs. On December 31, 2021, and 2020, loan premiums for purchased loans were $0.4 million and $0.6 million, respectively.
There are no loans over 90 days past due and accruing as of December 31, 2021, and 2020.
The following table presents the aging of the recorded investment in past due loans as of December 31, 2021, and 2020, by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2021
Commercial real estate	$292	$—	$—	$—	$292	$902,362	$902,654
Residential real estate	—	—	—	—	—	377,511	377,511
Commercial (Non-PPP)	449	—	—	1,468	1,917	323,498	325,415
Commercial (PPP)	7	—	—	—	7	58,608	58,615
Construction and land development	—	—	—	—	—	91,520	91,520
Consumer and other	—	—	—	654	654	20,795	21,449
Total	$748	$—	$—	$2,122	$2,870	$1,774,294	$1,777,164

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2020
Commercial real estate	$—	$—	$—	$—	$—	$777,025	$777,025
Residential real estate	1,317	—	—	—	1,317	378,217	379,534
Commercial (Non-PPP)	278	—	—	9,127	9,405	196,690	206,095
Commercial (PPP)	—	—	—	—	—	185,748	185,748
Construction and land development	—	—	—	—	—	99,590	99,590
Consumer and other	—	—	—	1,307	1,307	8,382	9,689
Total	$1,595	$—	$—	$10,434	$12,029	$1,645,652	$1,657,681
On December 31, 2021, there were four impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management's judgement) with both unpaid principal balance and recorded investments totaling $2.2 million. Three of these loans were impaired loans with a recorded investment of $2.1 million with an allowance of $1.3 million. Also, there was one substandard accruing loan with a recorded investment of $2.3 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during 2021 was $0.5 million. Residential real estate loans had $3.4 thousand of interest income recognized during the year ended December 31, 2021, which was equal to the cash basis interest income.
On December 31, 2020, there were six impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’s judgment) with recorded investments totaling $13.1 million, of which there were three impaired loans with a recorded investment of $10.4 million on nonaccrual with an allowance of with $8.3 million and one substandard accruing loan with a recorded investment of $2.4 million with no allowance. The average net investment on the impaired residential real estate and commercial loans during 2020 was $2.2 million. The residential real estate loans had $13 thousand of interest income recognized during the year ended December 31, 2020, which was equal to cash basis interest income.
Troubled Debt Restructurings:
The principal carrying balances of loans that met the criteria for consideration as a troubled debt restructuring were $0.1 million and $0.3 million as of December 31, 2021, and December 31, 2020, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2021, and December 31, 2020. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.
There were no loans modified as troubled debt restructurings during the period ending December 31, 2021, or December 31, 2020.
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $1.0 million are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as substandard or special mention are reviewed quarterly by the Company for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded upon initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial real estate	$900,364	$—	$2,290	$—	$902,654
Residential real estate	377,511	—	—	—	377,511
Commercial (Non-PPP)	323,657	290	1,468	—	325,415
Commercial (PPP)	58,615	—	—	—	58,615
Construction and land development	91,520	—	—	—	91,520
Consumer	20,712	83	—	654	21,449
Total	$1,772,379	$373	$3,758	$654	$1,777,164

December 31, 2020
Commercial real estate	$774,674	$—	$2,351	$—	$777,025
Residential real estate	379,104	430	—	—	379,534
Commercial (Non-PPP)	196,856	112	9,127	—	206,095
Commercial (PPP)	185,748	—	—	—	185,748
Construction and land development	99,590	—	—	—	99,590
Consumer	8,382	—	1,307	—	9,689
Total	$1,644,354	$542	$12,785	$—	$1,657,681
Purchased Credit Impaired Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Commercial real estate	$5,845	$—
Residential real estate	89	405
Commercial	410	746
Construction and development	—	3,732
Consumer and other loans	—	—
Carrying amount	$6,344	$4,883
Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	2021	2020
Balance at January 1	$(630)	$—
New loans purchased	—	(545)
Adjustment of income	—	(85)
Accretion	356
Reclassifications from nonaccretable difference	(339)	—
Disposals	41	—
Balance on December 31	$(572)	$(630)
For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded through the year ended December 31, 2021, and 2020.
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
Nonperforming Assets
As of December 31, 2021, the Company had nonperforming assets of $2.1 million, or 0.08% of total assets, compared to nonperforming assets of $10.4 million, or 0.51% of total assets, on December 31, 2020. The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination of a confirmed loss is made on a loan. The decrease in nonperforming assets was driven by charge-offs of $8.3 million of impaired loans during the year ended December 31, 2021. The Company had charge-offs of $0.3 million during the year ended December 31, 2020.
Paycheck Protection Program (PPP)
The Company has participated in the PPP offered through the United States Small Business Administration (SBA) by way of the Coronavirus Aid Relief and Economic Security (CARES) Act that was passed at the end of the first quarter 2020. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. To help clients, the Company added an online PPP application form and automated the PPP loan closing documentation process. The Company processed, closed and funded 2,287 small business loans representing $340.5 million in relief proceeds, of which 1,931 loans totaling $280.6 million were forgiven by the SBA and the balance was $58.6 million on December 31, 2021. The majority of these loans were initially pledged to the Federal Reserve as part of the Paycheck Protection Program Liquidity Facility (PPPLF). The PPPLF pledged loans are non-recourse to the Company. However, the Company paid off all of the PPPLF advances during the first and second quarter of 2021.
Debt Service Relief Requests Related to COVID-19
The Company has reviewed and processed numerous debt service relief requests in accordance with Section 4013 of the CARES Act and interagency guidelines published by federal banking regulators on March 13, 2020. As currently interpreted by the agencies, the guidelines assert that short-term modifications made on good faith for reasons related to the COVID-19 pandemic to borrowers who were current prior to such relief are not considered TDRs. These modifications included deferrals of principal and interest, modification to interest only, and deferrals to escrow requirements. The modifications had varying terms up to six months. As of December 31, 2021, all these loans had returned to normal payment schedules.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the years ended December 31, 2021, and 2020:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and land Development	Consumer and Other	Total
December 31, 2021
Allowance for loan losses:
Beginning balance	$3,159	$2,177	$10,462	$388	$73	$16,259
Provision for loan losses	1,312	162	1,816	83	1,367	4,740
Loans charged-off	—	—	(7,641)	—	(654)	(8,295)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$4,471	$2,339	$4,637	$471	$786	$12,704

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and land Development	Consumer and Other	Total
December 31, 2020
Allowance for loan losses:
Beginning balance	$1,845	$3,115	$1,235	$272	$81	$6,548
Provision for loan losses	1,314	(731)	9,326	116	(8)	10,017
Loans charged-off	—	(207)	(99)	—	—	(306)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and land Development	Consumer and Other	Total
December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$671	$—	$654	$1,325
Collectively evaluated for impairment	4,471	2,339	3,966	471	132	11,379
Total ending allowance balance	$4,471	$2,339	$4,637	$471	$786	$12,704

Loans:
Loans individually evaluated for impairment	$2,290	$—	$1,468	$—	$654	$4,412
Loans collectively evaluated for impairment	900,364	377,511	382,562	91,520	20,795	1,772,752
Total ending loans balance	$902,654	$377,511	$384,030	$91,520	$21,449	$1,777,164

December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$8,309	$—	$—	$8,309
Collectively evaluated for impairment	3,159	2,177	2,153	388	73	7,950
Total ending allowance balance	$3,159	$2,177	$10,462	$388	$73	$16,259

Loans:
Loans individually evaluated for impairment	$2,351	$299	$9,127	$—	$1,307	$13,084
Loans collectively evaluated for impairment	774,674	379,235	382,716	99,590	8,382	1,644,597
Total ending loans balance	$777,025	$379,534	$391,843	$99,590	$9,689	$1,657,681

NOTE 6 — PREMISES AND EQUIPMENT
Company premises and equipment, net on December 31, 2021, and 2020, are comprised of the following:

(Dollars in thousands)	2021	2020
Furniture, fixture and equipment	$2,182	$1,694
Computer, hardware and software	2,590	2,260
Leasehold improvements	3,867	3,537
Corporate branding	118	118
	8,757	7,609
Accumulated depreciation and amortization	(4,886)	(3,239)
	$3,871	$4,370
Depreciation and amortization expense was $1.4 million and $1.4 million in 2021 and 2020, respectively.
NOTE 7 — GOODWLL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of net assets acquired.
The following table presents the change in goodwill for the years ended December 31, 2021, and 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Beginning goodwill	$24,621	$—
Measurement period adjustments	—	—
Additions arising from business combinations	—	24,621
Ending goodwill	$24,621	$24,621

Core deposit intangible	$1,422	$1,646
Less: Accumulated amortization	(277)	(224)
Core deposit intangible, net	$1,145	$1,422
Amortization expense for core deposit intangibles for the years ended December 31, 2021, and 2020, totaled $0.3 million and $0.2 million, respectively.
The estimated amount of amortization expense for core deposit intangible assets to be recognized over the next five years is as follows:

(Dollars in thousands)	Core deposit intangible
2022	$247
2023	$217
2024	$187
2025	$157
2026	$127

NOTE 8 — DEPOSITS
The following table presents the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of December 31, 2021.

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Months Through 12 Months	Over 12 Months	Total
Time deposits of $250,000 or less	$17,431	$26,721	$44,373	$4,631	$93,156
Time deposits of more than $250,000	32,058	54,429	83,290	2,760	172,537
Total	$49,489	$81,150	$127,663	$7,391	$265,693
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
As of December 31, 2021, and December 31, 2020, the Company had time deposits that exceed the $250,000 FDIC insurance limit of $172.5 million and $158.5 million, respectively. Securities, mortgage loans or other financial instruments pledged as collateral for certain deposits were $28.7 million on December 31, 2021. The aggregate amount of demand deposits that have been re-classified as loan balances on December 31, 2021, and 2020, were $0.4 million and $0.1 million, respectively. Deposits from principal officers, directors and their affiliates on December 31, 2021, and 2020, were $18.9 million and $12.1 million, respectively.
For time deposits having a remaining term of more than one year, the aggregate amount of maturities for each of the five years at the dates indicated.

(Dollars in thousands)	December 31, 2021	December 31, 2020
1 year or less	$258,302	$177,178
Over 1 through 2 years	6,669	57,034
Over 2 through 3 years	722	1,658
Over 3 through 4 years	—	705
Over 4 through 5 years	—	—
Over 5 years	—	—
Total	$265,693	$236,575
Banks may be required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. Due to the amount of transaction deposit accounts, the Bank was not required to have cash reserve requirements on December 31, 2021, and 2020. Additionally, the Company had $84.4 million in Qualified Public Deposits (“QPD”) that require a portion of the deposit to be pledged as collateral as of December 31, 2021.
NOTE 9 — DEBT
Subordinated Debt.
On March 26, 2020, pursuant to terms of the acquisition, the Company assumed the subordinated notes payable of MBI at its fair value of $10.3 million. According to the terms of the subordinated note, the principal amount due was $10.0 million with a 7% fixed rate until October 30, 2021, and a variable rate thereafter at LIBOR plus 576 basis points. The note matures on

October 30, 2026 and could be redeemed by the Company anytime on or after October 30, 2021. Pursuant to its contractual terms, the Company redeemed in full, the amount of its subordinated notes payable of $10.0 million on October 30, 2021.
Valley National Line of Credit
The Company maintains a $10.0 million secured revolving line of credit with Valley National Bank, N.A. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. On December 31, 2021, there were $10.0 million outstanding borrowings under this line of credit. On December 31, 2020, there were no outstanding borrowings under this line of credit.
NOTE 10 — BORROWINGS
The Company uses short-term and long-term borrowings to supplement deposits to fund lending and investment activities.
Federal Home Loan Bank Advances
FHLB Advances. The FHLB allows the Company to borrow up to 25% of its assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2021, approximately $235.3 million in total loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2021, we had $35.0 million in outstanding advances, $28.7 million in outstanding letters of credit, and $113.0 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged.
On December 31, 2021, and 2020, advances from the Federal Home Loan Bank were as follows:

(Dollars in thousands)	2021	2020
Maturities through 2030, fixed rate at 0.81%, averaging 0.81%	$5,000	$10,000
Maturities through 2024, floating rate at rates from 1.86% to 2.46%, averaging 2.24%	30,000	30,000
	$35,000	$40,000
Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $235.3 million and $189.9 million of first mortgage loans under a blanket lien arrangement on December 31, 2021, and 2020, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $176.7 million as of December 31, 2021. However, given the collateral that was currently pledged, the Company had $113.0 million in available borrowing capacity from the FHLB.
Payments over the next five years are as follows:

(Dollars in thousands)	Advance Payments
2022	$—
2023	—
2024	30,000
2025	—
2026	—
Federal Reserve Bank of Atlanta.
The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. There were no advances outstanding under this facility on December 31, 2021, and December 31, 2020, respectively.
PPPLF Advances
The Company initially funded PPP loans with the PPPLF. Most of the PPP loans were initially pledged to the Federal Reserve as part of the PPPLF. The PPPLF pledged loans are non-recourse to the Company. On December 31, 2021, the balance of PPPLF advances was $0.

NOTE 11 — COMMON STOCK AND PREFERRED STOCK
Class A Voting Common Stock
The Company has Class A voting common stock with a par value of $0.01 per share. As of December 31, 2021, there are 50,000,000 shares authorized as Class A of which 13,446,400 are outstanding. During the year ended December 31, 2021, the Company issued 300,395 Class A shares, inclusive of 142,736 shares of restricted stock grants, 155,808 shares of options exercised, and 1,851 shares of employee stock purchases. During the year ended December 31, 2021, the Company cancelled 4,195 restricted shares of Class A common stock and repurchased 381,419 shares of Class A common stock.
As of December 31, 2020, the Company had 13,534,829 Class A voting common stock outstanding. During the year ended December 31, 2020, the Company issued 7,989,865 Class A shares, inclusive of 3,565,000 shares in completion of its initial public offering, 4,227,816 shares in the business combination with MBI and 7,194 shares of employee stock purchases. The Company also exchanged 752,184 shares of Class B non-voting stock for an equal number of Class A voting stock pursuant to the Investor Rights Agreement, dated February 17, 2017. As a result of the exchanges, 752,184 shares of the Company’s Class B common stock were cancelled. Furthermore, during the year ended December 31, 2020, the Company cancelled 1,551 restricted shares of Class A common stock and repurchased 320,931 shares of Class A common stock.
Class B Non-voting Common Stock
The Company has authorized Class B Non-voting common stock with a par value of $0.01 per share. As of December 31, 2021, there are 10,000,000 shares authorized as Class B, none of which are outstanding. During the year ended December 31, 2020, the Company exchanged 752,184 shares of Class B non-voting stock for an equal number of Class A voting stock pursuant to the Investor Rights Agreement, dated as of February 17, 2017, by and between the Company, Mendon Capital QP LP, Iron Road Multi-Strategy Fund LP, Mendon Capital Master Fund Ltd., Mendon Global Long/Short Financial QP Fund Ltd., and RMB Mendon Financial Services Fund. As a result of the exchanges, 752,184 shares of the Company’s Class B common stock were cancelled, and 752,184 shares of the Company’s Class A common stock were issued. Following these exchanges, the Company no longer has any shares of Class B common stock outstanding.
Preferred Stock
The Company has 10,000,000 shares of undesignated and unissued preferred stock.
NOTE 12 — INCOME TAXES
Components of the provision for income taxes for the years ended December 31, 2021, and 2020 are as follows:

(Dollars in thousands)	2021	2020
Current provision
Federal	$3,420	$3,849
State	426	466

Deferred provision
Federal	1,353	(1,556)
State	(74)	(342)
Income tax provision	$5,125	$2,417

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate is due primarily to state taxes and permanent items.

(Dollars in thousands)	2021		2020
Federal statutory rate times financial statement income	21.0%	$5,563	21.0%	$2,251
Effect of:
State taxes, net of federal benefit	1.1%	291	0.9%	90
Tax-exempt interest	(1.2)%	(311)	(1.0)%	(91)
Earnings from Bank-owned life insurance	(0.9)%	(236)	(1.0)%	(105)
Excess benefit on equity compensation	(0.6)%	(165)	0.4%	42
Acquisition costs	—%	0	1.3%	138
Other, net	(0.1)%	(17)	0.9%	92
	19.3%	$5,125	22.5%	$2,417
The composition of the deferred tax assets:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$3,575	$4,205
Preopening expenses	40	66
Fair value adjustments	2,874	4,469
Stock-based compensation	972	821
Deferred loan fees	1,322	1,368
Deferred rent	104	111
Lease liability	1,305	1,594
Intangible assets	463	—
Unrealized loss on securities available for sale	243	—
Other	46	3
Gross deferred tax assets	10,944	12,637

Deferred tax liabilities:
Property and equipment	(129)	(518)
Right of use asset	(1,305)	(1,594)
Unrealized gain on securities available for sale	—	(286)
Gross deferred tax liabilities	(1,434)	(2,398)
Net deferred tax assets	$9,510	$10,239
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
On December 31, 2021, the Company had no amounts recorded for uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to United States federal income tax as well as income tax in various state jurisdictions. The Company is not subject to examination by taxing authorities for years prior to 2018.

NOTE 13 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank grants loans to and accepts deposits from executive officers, directors, and their affiliates. The amount of related party loans on December 31, 2021, and 2020, were $11.7 million and $9.1 million, respectively.
Loans to principal officers, directors and their affiliates on December 31, 2021, and 2020 were as follows:

(Dollars in thousands)	2021	2020
Balance on January 1,	$9,137	$4,388
New loans	4,864	2,500
MBI acquisition	—	757
PPP	339	1,682
Effect of changes in composition of related parties	—	—
Repayments	(2,626)	(190)
Balance on December 31	$11,714	$9,137
Deposits from principal officers, directors and their affiliates on December 31, 2021, and 2020 were $18.9 million and $12.1 million, respectively.
NOTE 14 — OTHER EMPLOYEE BENEFITS
The Company, through the Bank, has adopted a 401(k) benefit plan (the Plan) covering substantially all eligible employees and contains a safe harbor provision whereby all employees who initially enroll are 100% vested. The Company, at its discretion, matches the employees’ annual contribution up to 4% of their annual salary. The Company contributed approximately $0.6 million to the Plan in 2021, and 2020.
NOTE 15 — FAIR VALUE
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
Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and United States agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of December 31, 2021, and 2020, all securities available for sale were Level 2.

Securities held to maturity: Reported at fair value utilizing Level 2 inputs. The estimated fair value is determined based on market quotes when available. If not available, quoted market prices of similar securities, discounted cash flow analysis, pricing models and observable market data are used in determining fair market value.
Equity securities: The Company values equity securities at readily determinable market values based on the closing price at the end of each period. Changes in fair value are recognized through net income.
Loans: Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as commercial or residential mortgage. Each loan category is further segmented into fixed and adjustable rate interest terms as well as performing and nonperforming categories. The fair value of loans is calculated by discounting scheduled cash flows through the estimated life including prepayment considerations and estimated market discount rates that reflect the risks inherent to the loan. The calculation of the fair value considers market driven variables including credit related factors and reflects an exit price as defined in ASC Topic 820.
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
Subordinated debt: The fair value was determined by using a discounted cash flow method using a market participant discount rate for similar instruments.
Line of Credit: The carrying amounts of the line of credit approximate their fair values.
Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Interest rate swaps: The fair value of interest rate swaps is estimated using inputs that are observable or that can be corroborated by corroborated by observable market data and therefore are classified as Level 2. The fair value estimations include primarily market observable inputs.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements on December 31, 2021 Using:
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Securities available for sale - taxable
Small Business Administration loan pools	$39,934	$—	$39,934	$—
Mortgage-backed securities	130,103	—	130,103	—
United States agency obligations	3,986	—	3,986	—
Corporate bonds	1,513	—	1,513	—
Securities available for sale - tax exempt
Community Development District bonds	17,674	—	17,674	$—
Municipals	1,091	—	1,091	—
Equity
Mutual funds	5,838	5,838	—	$—
Other equity securities	800	800	—	—
Loans held for sale	165	165	—	$—
Customer derivatives - interest rate swaps	1,144	—	1,144	$—

LIABILITIES:
Customer derivatives - interest rate swaps	$1,144	—	$1,144	$—

		Fair Value Measurements on December 31, 2020 Using:
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Securities available for sale - taxable
Small Business Administration loan pools	$30,556	$—	$30,556	$—
Mortgage-backed securities	28,922	—	28,922	—
United States agency obligations	3,122	—	3,122	—
Corporate bonds	2,510	—	2,510	—
Securities available for sale - tax exempt
Community Development District bonds	21,299	—	21,299	$—
Municipals	1,099	—	1,099	—
Equity
Mutual funds	6,005	6,005	—	$—
Loans held for sale	1,270	1,270	—	$—
As of December 31, 2020, the Company did not hold any interest rate swaps.
There were no securities reclassified into or out of Level 3 during the year ended December 31, 2021, and 2020.
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
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements on December 31, 2021 Using:
(Dollars in thousands)	Total on December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	797	—	—	797	(671)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	(654)
Total	$797	$—	$—	$797	$(1,325)

Fair Value Measurements on December 31, 2020 Using:
(Dollars in thousands)	Total on December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	818	—	—	818	(8,309)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$818	$—	$—	$818	$(8,309)
As shown above our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Company’s financial instruments (in thousands):

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & due from banks, including interest bearing deposits	$583,990	$583,990	Level 1
Federal funds sold	13,477	13,477	Level 1
Securities, available for sale - taxable	175,536	175,536	Level 2
Securities, available for sale - tax exempt	18,765	18,765	Level 2
Securities, held to maturity	236	242	Level 2
Securities, equity	5,838	5,838	Level 1
Securities, other equity	800	800	Level 1
Loans, net	1,764,460	1,779,968	Level 3
Loans held for sale	165	165	Level 1
Bank owned life insurance	38,485	38,485	Level 2
Customer derivatives - interest rate swaps	1,144	1,144	Level 2
Accrued interest receivable	5,272	5,272	Level 1, 2 & 3

Financial Liabilities:
Deposits	2,371,388	2,372,372	Level 2
Federal Home Loan Bank advances	35,000	34,274	Level 2
Line of credit	10,000	10,000	Level 2
Customer derivatives - interest rate swaps	1,144	1,144	Level 2
Accrued interest payable	263	263	Level 2

	December 31, 2020
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & due from banks, including interest bearing deposits	$191,596	$191,596	Level 1
Federal funds sold	25,376	25,376	Level 1
Securities, available for sale - taxable	65,110	65,110	Level 2
Securities, available for sale - tax exempt	22,398	22,398	Level 2
Securities, held to maturity	1,547	1,561	Level 2
Securities, equity	6,005	6,005	Level 1
Loans, net	1,641,422	1,653,401	Level 3
Loans held for sale	1,270	1,270	Level 1
Bank owned life insurance	37,360	37,360	Level 2
Accrued interest receivable	6,666	6,666	Level 1, 2 & 3

Financial Liabilities:
Deposits	1,659,543	1,693,331	Level 2
Federal Home Loan Bank advances	40,000	37,927	Level 2
Subordinated debt	10,153	10,153	Level 2
PPPLF advances	101,358	101,519	Level 2
Loan participations	13,215	13,215	Level 2
Accrued interest payable	546	546	Level 2

NOTE 16 — CUSTOMER DERIVATIVES — INTEREST RATE SWAPS
During the first quarter of 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a swap dealer. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). During the year ended December 31, 2021, the Company recorded eleven swap transactions with clients having a total notional amount of $46.8 million, offset by eleven swap transactions with dealers having a total notional amount of $46.8 million. Additionally, we recorded $0.6 million in back-to-back swap fee income. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. As of December 31, 2021, the Bank’s asset fair value position in other assets was $1.1 million and liability fair value position in other liabilities was $1.1 million, which were fully collateralized with pledged securities held with counterparty in excess of the exposure amount at quarter end.
NOTE 17 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance-sheet risk on December 31, 2021, and 2020 were as follows:

(Dollars in thousands)	2021	2020
Available lines of credit	$415,402	$355,927
Unfunded loan commitments – fixed	62,126	28,414
Unfunded loan commitments – variable	46,698	12,215
Standby letters of credit	12,095	13,036
Commercial letters of credit	2,765	1,028
Total credit extension commitments	$539,086	$410,620
NOTE 18 — DIVIDENDS
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
NOTE 19 — REGULATORY CAPITAL MATTERS
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

Under the Basel Committee on Banking Supervision’s capital guidelines for United States banks (Basel III rules), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2021 and 2020 was 2.50%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, the Bank met all capital adequacy requirements to which it was subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. On December 31, 2021, and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.
Actual and required capital amounts and ratios are presented below on December 31, 2021, and 2020. The required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Well Capitalized Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital ratio
Bank	$222,696	12.9%	$138,435	8.0%	$173,043	10.0%
Company	220,206	12.7%	$138,435	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	208,997	12.1%	$103,826	6.0%	138,435	8.0%
Company	206,507	11.9%	103,826	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	208,997	7.7%	107,877	4.0%	134,846	5.0%
Company	206,507	7.7%	107,877	4.0%	N/A	N/A
Common Equity Tier 1
Bank	208,997	12.1%	77,869	4.5%	112,478	6.5%
Company	206,507	11.9%	77,869	4.5%	N/A	N/A

December 31, 2020
Total Capital ratio
Bank	$176,633	12.0%	$117,298	8.0%	$146,623	10.0%
Company	215,977	14.7%	117,298	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	159,448	10.9%	87,974	6.0%	117,298	8.0%
Company	188,639	12.9%	87,974	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	159,448	8.4%	75,723	4.0%	94,654	5.0%
Company	188,639	10.0%	75,723	4.0%	N/A	N/A
Common Equity Tier 1
Bank	159,448	10.9%	65,980	4.5%	95,305	6.5%
Company	188,639	12.9%	65,980	4.5%	N/A	N/A

NOTE 20 — LEGAL CONTINGENCIES
The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.
NOTE 21 — STOCK BASED COMPENSATION
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
The Company initially limited the aggregate number of shares of our Class A voting common stock to be awarded under the 2019 Equity Incentive Plan (the "2019 Plan") as restricted stock to 676,741 shares. However, the 2019 Plan provides for the automatic increase (but not decrease) on the first day of each fiscal year. Thus, on December 31, 2021, the total share reserve was 676,741. The Company has 198,587 shares of restricted stock outstanding, at a weighted average exercise price of $16.23 to employees under the 2019 Equity Incentive Plan as of December 31, 2021, for which the Company did not receive, nor will it receive, any monetary consideration. Therefore, there were 478,154 restricted shares available to be issued on December 31, 2021. As of December 31, 2021, there was approximately $2.4 million in unrecognized compensation expense in regards to restricted stock that will be recognized over a three-year period.
A summary of the status of the Company's non-vested restricted shares were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Balance on January 1, 2020	99,216	$18.98
Granted	37,527	16.56
Vested	(37,794)	18.67
Forfeited	(1,551)	19.00
Expired	—	—
Balance on December 31, 2020	97,398	$18.17

Balance on January 1, 2021	97,398	$18.17
Granted	142,736	15.60
Vested	(37,352)	18.66
Forfeited	(4,195)	17.99
Expired	—	—
Balance on December 31, 2021	198,587	$16.23
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

Marquis Bancorp Inc. 2017 Stock Option Plan
Pursuant to the terms of the MBI acquisition, the stock options under the Marquis Bancorp Inc. 2017 Stock Option Plan, vested or unvested, were converted into a substantially equivalent number of options to purchase PFHD Class A Common Stock, subject to substantially the same terms and conditions as immediately prior to the MBI acquisition. At December 31, 2021, there were 743,585 options associated with the Marquis Bancorp Inc. 2017 Stock Option Plan conversion and the Company has a sufficient number of shares outstanding to satisfy the expected share exercises.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The expected volatility is the five years volatility of the Company stocks in the NASDAQ OMX ABA Community Bank Index. The computation of expected life is calculated based on the simplified method. The risk free interest rate for all periods is based upon a zero coupon United States Treasury bond with a similar life as the option at the time of grant.
There were no stock options granted during the year ended December 31, 2021, and 2020.
A summary of stock options were as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance on January 1, 2020	152,100	$13.03
Granted	—	—
MBI Acquisition	998,769	10.17
Exercised	(152,328)	8.77
Expired	(1,045)	8.31
Forfeited	(9,153)	7.05
Balance on December 31, 2020	988,343	10.84	5.02	$4,587
Exercisable on December 31, 2020	965,561	$10.79	4.98	$4,525

Balance on January 1, 2021	988,343	$10.84
Granted	—	—
Exercised	(155,808)	9.92
Expired	(3,000)	13.00
Forfeited	—	—
Balance on December 31, 2021	829,535	11.01	4.44	$6,765
Exercisable on December 31, 2021	829,535	$11.01	4.44	$6,765
On December 31, 2021, and 2020, there was $0 and $49 thousand of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, respectively. The cost is expected to be recognized over a weighted-average period of approximately four years. The total fair value of shares vesting and recognized as compensation expense was approximately $49 thousand and $243 thousand for the years ended December 31, 2021, and 2020, respectively. Additionally, during the year ended December 31, 2021, there were 94,171 shares of Class A common stock issued for cashless option exercises at a weighted-average exercise price of $9.57 and during the year ended December 31, 2020, there were 7,819 shares of Class A common stock issued for cashless option exercises at a weighted-average exercise price of $6.64.
During 2014, the Plan was modified with the Corporate reorganization described in Note 1 whereby the Company assumed the same provisions of the Plan established at the Bank in previous years. The options exchanged were equal in fair value and in terms to the original options received. No additional compensation expense was recognized as a result of the modification.

Employee Stock Purchase Plan
The Company’s 2014 Associate Stock Purchase Plan allows employees to purchase stock at a discounted price of fair market-value. The maximum amount of shares available under the plan is 2,000,000. The discount is 5% of fair market value with the difference recorded as compensation expense. The maximum an employee can participate is $25 thousand per calendar year. The December 31, 2021, fair value of the stock was determined based on the market price of the common stock ($19.16 per share). The Company ended the Employee Stock Purchase Plan on June 30, 2021.
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
The SAR unit becomes vested at the earlier of: (i) five years of continuous service with the Company from the date of the grant; (ii) upon a liquidity event of the Company; and (iii) death or disability. Units granted under the SAR agreements have a base price ranging from $15.43 to $19.16 per common stock as of December 31, 2021. Total available units under the SAR program amount to 1.2 million as of December 31, 2021.
There were no SARs granted, exercised, or forfeited for the years ending December 31, 2021, and 2020. As of December 31, 2021, the company determined that a payout to employees under the SAR plan is unlikely and therefore no accrual has been made. Total SARs outstanding as of December 31, 2021, were 932,000.
NOTE 22 — LEASES
Operating leases in which the Company is the lessee are recorded as right-of-use (“ROU”) assets and operating lease liabilities, including premises and equipment and other liabilities, respectively on the Consolidated Balance Sheets. Currently the Company does not have any lessor leases (formerly known as capital leases) to report on its financials.
The Company’s ROU assets are classified under other assets on the Balance Sheet. The ROU liabilities are classified under other liabilities. The Company recorded $0.2 million new ROU assets during the year ended December 31, 2021, and recorded $2.0 million during the year ended December 31, 2020. The total amount of ROU liabilities were $5.1 million and $6.5 million on December 31, 2021, and 2020, respectively.
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
Lease cost for the year ended December 31, 2021, and 2020 consists of:

(Dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease and interest cost	$1,464	$1,816
Variable lease cost	409	490
Total lease cost	$1,873	$2,306

The following table provides supplemental information related to leases for the year ended December 31, 2021, and 2020:

(Dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease - operating cash flows (fixed payments)	$1,464	$1,816
Operating lease - operating cash flows (liability reduction)	$1,352	$1,900
New ROU assets - operating leases	$179	$2,027
Weighted average lease term (years) - operating leases	4.80	5.60
Weighted average discount rate - operating leases	3.15%	3.11%
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2021, is as follows:

(Dollars in thousands)	December 31, 2021
Operating lease payments due:
Within one year	$1,437
After one but within two years	1,420
After two but within three years	1,136
After three but within four years	1,075
After four years but within five years	604
After five years	533
Total undiscounted cash flows	6,205
Discount on cash flows	(1,056)
Total operating lease liabilities	$5,149
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
NOTE 23 — PROFESSIONAL HOLDING CORP. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Balance Sheets

(Dollars in thousands)	2021	2020
Assets
Cash	$5,819	$38,547
Investment in subsidiaries	234,814	186,373
Other assets	930	50
	$241,563	$224,970
Liabilities and Shareholders’ Equity
Line of credit	10,000	—
Subordinated debt	—	10,153
Other liabilities	39	(748)
Shareholders’ equity	231,524	215,565
	$241,563	$224,970

Statements of Income

(Dollars in thousands)	2021	2020
Income	$—	$—
Interest expenses	393	458
Non-interest expenses	1,556	3,347
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$(1,949)	$(3,805)
Income tax provision (benefit)	(494)	(787)
Income (loss) before equity in undistributed income of subsidiaries	(1,455)	(3,018)
Equity in undistributed income of subsidiaries	22,819	11,323
Net Income	$21,364	$8,305
Statement of Cash Flows

(Dollars in thousands)	2021	2020
Cash flows from operating activities
Adjustments to reconcile net income to net cash from operating activities:
Net income	$21,364	$8,305
Equity in undistributed income of subsidiaries	(22,819)	(11,323)
Depreciation and amortization	(150)	133
Net decrease (increase) in other assets	(883)	626
Net increase (decrease) in other liabilities	787	9,294
Net cash provided by (used in) operating activities	(1,701)	7,035

Cash flows from investing activities
Investment in subsidiaries	(27,253)	(112,657)
Proceeds from acquisition	—	26,860
Net cash used in investing activities	(27,253)	(85,797)

Cash flows from financing activities
Issuance of common stock, net of related expense	1,545	60,967
Stock based employment benefit plans	1,486	1,065
MBI acquisition	—	70,035
Repayment of subordinated notes payable	(10,000)	—
Proceeds from line of credit	10,000	—
Repayment of line of credit	—	(9,999)
Purchase of treasury stock	(6,805)	(5,064)
Net cash provided by financing activities	(3,774)	117,004

Increase (decrease) in cash and cash equivalents	(32,728)	38,242
Cash and cash equivalents at beginning of year	38,547	305
Cash and cash equivalents at end of year	$5,819	$38,547
Supplemental cash flow information:
Cash paid during the year for taxes	$5,608	$3,018

NOTE 24 — BUSINESS COMBINATION
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
MBI results of operations were included in the Company’s results beginning March 27, 2020. Acquisition-related costs of $0.7 million and $3.3 million are included in non-interest expense in the Company’s income statement for the year ended December 31, 2021, and 2020, respectively. The fair value of the Class A common shares issued as part of the consideration paid for MBI was determined on the basis of the closing price of the Company’s common shares on the acquisition date. The fair value of options included a measurement period adjustment to incorporate the fair value of options using the Black Scholes method.
The acquisition of MBI was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. Goodwill of $24.6 million arising from the acquisition consisted of operational efficiencies and potential cost savings through consolidating and integrating MBI’s operations into the Company’s existing operations. The fair values of the assets acquired and liabilities assumed were finalized during the fourth quarter of 2020. Determining the fair values of assets acquired and liabilities assumed, especially the loan portfolio, core deposit intangibles, goodwill and time deposits involved significant judgement regarding methods of assumptions used to calculate the estimated fair values.

The following tables summarize the consideration paid for MBI and the estimated and final fair values of the assets acquired, and liabilities assumed at the date of the MBI acquisition, net of total consideration paid:

(In thousands, except per share data)	Adjusted Estimated Fair Value
Number of MBI common shares outstanding	3,509,143
Per share exchange ratio	1.2048
Number of shares of common stock issued	4,227,816
Multiplied by common stock price per share on March 26, 2020	$15.21
Value of common stock issued	64,305
Cash paid in lieu of fractional shares	1
Fair value of MBI stock options converted to PFHD options	5,729
Fair value of total consideration transferred	$70,035

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$26,860
Securities, available for sale	27,029
Securities, held to maturity	1,466
Loans	515,304
Premises and equipment	824
Accrued interest receivable	1,525
Core deposit intangibles	1,646
Other assets	9,143
Total assets acquired	583,797

Deposits	498,110
Federal Home Loan Bank advances	25,103
Subordinated notes payable	10,285
Accrued interest payable	610
Other liabilities	4,275
Total liabilities assumed	538,383

Total identifiable net assets	45,414

Goodwill	$24,621
Acquired loans are initially recorded at their acquisition-date fair values using Level 3 inputs. Refer to Note 13, Fair Value, for a discussion of the fair value hierarchy. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, discount rates, expected payments and expected prepayments. Specifically, the Company prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired (“PCI”) loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of MBI’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a book balance, prior to fair value adjustments, of $539.9 million.
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
The fair value adjustment for time deposits represents a premium from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit was valued at $2.8 million and is being amortized into income on a level yield amortization method over the contractual life of the deposits.
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

NOTE 25 — SUBSEQUENT EVENTS

On January 13, 2022, the Company completed a private placement of $25.0 million in fixed-to-floating rate subordinated notes payable due 2032. The Notes will bear interest at a fixed annual rate of 3.375% for the first five years and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (SOFR) plus 203 basis points. The Notes are redeemable by the Company at its option, in whole or in part, on or after the fifth anniversary of the issue date. The Company intends to use the net proceeds from the sale of the subordinate notes for general corporate purposes.

On January 24, 2022, the Company increased the availability under its revolving line of credit at Valley National Bank, N.A. from $10.0 million to $25.0 million and extended the maturity date to March 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports the Company files or submit under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that the previously reported material weakness has been remediated and the Company’s internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not include a report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation of Prior Material Weakness

In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, a material weakness in internal control over financial reporting was identified related to management review controls that address the proper and timely recording of certain infrequent significant transactions that were not designed or did not operate with an appropriate level of precision related to: (i) accounting for participation loan sales, (ii) recording of inter-company capital transactions, and (iii) business combination accounting.

Management has implemented measures designed to improve the Company’s internal control over financial reporting to remediate this material weakness, including (i) taking into consideration the root cause of the deficiency, (ii) determining a remediation plan that detailed out the actions needed to address the control deficiencies that represented the material weakness, and (iii) implementing, revising, or enhancing the controls based on the remediation plan.

Management designed and implemented a series of controls that address the individual control deficiencies that aggregated to the material weakness identified. The remediation included hiring and training additional resources, adding, or enhancing the precision of management review controls and engaging subject matter experts on an as needed basis for certain infrequent complex transactions.

Changes in Internal Control Over Financial Reporting

Other than changes described under "Remediation of Prior Material Weakness" above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9b. Other Information
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the information that appears under the headings Board Meetings and Committees in our Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the information that appears under the headings Executive Compensation in our Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to the information that appears under the headings Beneficial Owners in our Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information that appears under the headings Certain Relationships and Related Transactions, and Director Independence in our Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the information that appears under the headings Ratification of Auditors in our Proxy Statement for the 2022 Annual Meeting of Shareholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1)Financial Statements:
i)Report of Independent Registered Public Accounting Firm
ii)Consolidated Statement of Income for the years ended December 31, 2021, and 2020
iii)Consolidated Balance Sheet on December 31, 2021, and 2020
iv)Consolidated Statement of Changes in Shareholder Equity for the years ended December 31, 2021, and 2020
v)Consolidated Statement of Cash Flows for the years ended December 31, 2021, and 2020
vi)Notes to Consolidated Financial Statements
(2)Schedules: None.
(3)Index to Exhibits
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
10.1
Employment Agreement among Professional Holding Corp., Professional Bank and Daniel R. Sheehan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K dated December 1, 2021 and incorporated herein by reference).

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

10.4
Employment Agreement among Professional Holding Corp., Professional Bank and Ryan Gorney (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form 8-K dated December 1, 2021 and incorporated herein by reference).

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

Exhibit No.	Description of Exhibit
10.28
Subordinated note purchase agreement between Professional Holding, Corp. and Keefe, Bruyette & Woods (filed as exhibit 10.1 to the Registrants Form 8-K dated January 13, 2022, and incorporated herein by reference).

10.29
Extension agreement between Professional Holding, Corp. and Valley National Bank, N.A. (filed as exhibit 10.1 to the Registrant's Form 8-K dated as of January 24, 2022, and incorporated herein by reference).

10.30**	Separation agreement between the Professional, Holding Corp, and Daniel R. Sheehan dated as of March 11, 2022.
21.1	Subsidiaries of the Professional Holding Corp. (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 dated January 6, 2020 and incorporated herein by reference).
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the CEO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of the CAO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the CEO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the CFO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Extension Calculation Linkbase Document
101	XBRL Taxonomy Definition Linkbase Document
101	XBRL Taxonomy Extension Labels Linkbase Document
101	XBRL Taxonomy Extension Presentation Linkbase Document
** Filed as exhibits with this Report on Form 10-K.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

PROFESSIONAL HOLDING CORP.

By:	/s/ Abel L. Iglesias
Abel L. Iglesias
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1943, this Report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Abel L. Iglesias	Chief Executive Officer	March 31, 2022
Abel L. Iglesias	(Principal Executive Officer)

/s/ Mary Usategui	Chief Financial Officer	March 31, 2022
Mary Usategui	(Principal Financial Officer and Principal Accounting Officer)

/s/ Herbert Martens, Jr	Chairman of the Board	March 25, 2022
Herbert Martens, Jr.

/s/ Margaret Blakey	Director	March 31, 2022
Margaret Blakey

/s/ Rolando DiGasbarro	Director	March 31, 2022
Rolando DiGasbarro

/s/ Norman Edelcup	Director	March 31, 2022
Norman Edelcup

/s/ Carlos M.Garcia	Director	March 31, 2022
Carlos M. Garcia

/s/ Jon L. Gorney	Director	March 31, 2022
Jon L. Gorney

/s/ Ava L. Parker	Director	March 31, 2022
Ava L. Parker

/s/ Lawrence Schimmel	Director	March 31, 2022
Dr. Lawrence Schimmel, M.D.