Form 10-Q
period 2022-03-31
Professional Holding Corp.
filed 2022-05-13
CIK 1630856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

For the quarterly period ended	Commission file
March 31, 2022	number 001-39215
Professional Holding Corp.
(Exact name of Registrant as specified in its charter)

FL	46-5144312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Number of shares of common stock outstanding as of May 6, 2022: 13,746,458

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited).
PROFESSIONAL HOLDING CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$45,792	$38,469
Interest earning deposits	671,845	545,521
Federal funds sold	24,089	13,477
Cash and cash equivalents	741,726	597,467
Securities available for sale, at fair value - taxable	175,758	175,536
Securities available for sale, at fair value - tax-exempt	30,446	18,765
Securities held to maturity (fair value March 31, 2022 – $214, December 31, 2021 – $242)	218	236
Equity securities	6,439	6,638
Loans, net of allowance of $13,555 and $12,704 as of March 31, 2022 and December 31, 2021, respectively	1,809,161	1,764,460
Loans held for sale	988	165
Premises and equipment, net	8,499	9,020
Bank owned life insurance	38,758	38,485
Goodwill and intangibles	25,698	25,766
Other assets	29,534	27,573
Total assets	$2,867,225	$2,664,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – non-interest bearing	$871,357	$674,003
Demand – interest bearing	356,600	310,362
Money market and savings	1,103,472	1,121,330
Time deposits	255,848	265,693
Total deposits	2,587,277	2,371,388
Federal Home Loan Bank advances	5,000	35,000
Official checks	6,144	4,125
Other borrowings	—	10,000
Subordinated debt	24,409	—
Accrued interest and other liabilities	14,622	12,074
Total liabilities	2,637,452	2,432,587
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 14,623,395 and outstanding 13,665,801 shares as of March 31, 2022, and authorized 50,000,000 shares, issued 14,393,750 and outstanding 13,446,400 shares at December 31, 2021	146	144
Class B Non-Voting Common stock, $0.01par value; 10,000,000 shares authorized, none issued and outstanding on March 31, 2022 and December 31, 2021	—	—
Treasury stock, at cost	(16,201)	(16,003)
Additional paid-in capital	214,351	212,012
Retained earnings	38,539	36,120
Accumulated other comprehensive income (loss)	(7,062)	(749)
Total stockholders’ equity	229,773	231,524
Total liabilities and stockholders' equity	$2,867,225	$2,664,111
See accompanying notes to consolidated financial statements.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	2022	2021
Interest income
Loans, including fees	$19,780	$19,233
Investment securities - taxable	638	179
Investment securities - tax-exempt	213	203
Dividend income on restricted stock	97	95
Other	294	62
Total interest income	21,022	19,772

Interest expense
Deposits	1,586	1,317
Federal Home Loan Bank advances	134	196
Subordinated debt	232	130
Other borrowings	23	250
Total interest expense	1,975	1,893

Net interest income	19,047	17,879
Provision for loan losses	851	1,038
Net interest income after provision for loan losses	18,196	16,841

Non-interest income
Service charges on deposit accounts	517	395
Income from bank owned life insurance	273	282
SBA origination fees	—	145
Swap fee income	112	209
Loans held for sale income	71	75
Gain on sale and call of securities	—	1
Other	300	12
Total non-interest income	1,273	1,119

Non-interest expense
Salaries and employee benefits	11,220	6,784
Occupancy and equipment	1,002	1,102
Data processing	314	290
Marketing	196	153
Professional fees	919	628
Acquisition expenses	—	684
Regulatory assessments	549	349
Other	2,295	1,798
Total non-interest expense	16,495	11,788

Income before income taxes	2,974	6,172
Income tax provision	555	1,387
Net income	$2,419	$4,785

Earnings per share:
Basic	$0.18	$0.36
Diluted	$0.17	$0.34

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	$(8,468)	$(289)
Tax effect	2,155	71
Other comprehensive gain (loss), net of tax	(6,313)	(218)
Comprehensive income (loss)	$(3,894)	$4,567
See accompanying notes to consolidated financial statements.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollar amounts in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance on December 31, 2020	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565
Employee stock purchase plan	873	—	—	16	—	—	16
Stock based compensation expense	—	—	—	324	—	—	324
Exercise of stock options	52,845	1	—	436	—	—	437
Restricted stock issued	127,499	1	—	—	—	—	1
Treasury stock, net of reissuance	(54,479)	—	(878)	(1)	—	—	(879)
Net income	—	—	—	—	4,785	—	4,785
Other comprehensive income (loss)	—	—	—	—	—	(218)	(218)
Balance on March 31, 2021	13,661,567	$143	$(10,087)	$209,770	$19,541	$664	$220,031

Balance on December 31, 2021	13,446,400	$144	$(16,003)	$212,012	$36,120	$(749)	$231,524
Stock based compensation expense	—	—	—	1,724	—	—	1,724
Exercise of stock options	58,998	1	—	616	—	—	617
Restricted stock issued	170,647	1	—	(1)	—	—	—
Treasury stock, net of reissuance	(10,244)	—	(198)	—	—	—	(198)
Net income	—	—	—	—	2,419	—	2,419
Other comprehensive income (loss)	—	—	—	—	—	(6,313)	(6,313)
Balance on March 31, 2022	13,665,801	$146	$(16,201)	$214,351	$38,539	$(7,062)	$229,773
See accompanying notes to consolidated financial statements

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$2,419	$4,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	851	1,038
Amortization of purchase accounting adjustments	(1,629)	(1,255)
Depreciation and amortization	616	995
Gain on call of securities	—	(1)
Equity unrealized change in market value	199	91
Net amortization of securities	386	568
Net amortization of deferred loan fees	(1,534)	(2,802)
Originations of loans held for sale	(5,226)	(2,338)
Proceeds from sales of loans held for sale	4,403	—
Income from bank-owned life insurance	(273)	(282)
Loss on disposal of premises and equipment	—	137
Employee stock purchase plan	—	16
Stock compensation	2,339	325
Changes in operating assets and liabilities:
Accrued interest payable (receivable)	(253)	155
Other assets	(34)	(2,136)
Official checks, accrued interest, interest payable and other liabilities	4,605	(113)
Net cash provided by (used in) operating activities	6,869	(817)

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	7,870	5,733
Proceeds from calls of securities available for sale	—	1,514
Proceeds from paydowns of securities held to maturity	17	29
Purchase of securities available for sale	(28,626)	—
Loans originations, net of principal repayments	(42,480)	(70,834)
Redemption of Federal Reserve Bank stock	(312)	—
Purchase of Federal Home Loan Bank Stock	—	(182)
Net redemption of Federal Home Loan Bank Stock	793	700
Purchases of premises and equipment, net	(128)	(779)
Net cash used in investing activities	(62,866)	(63,819)

Cash flows from financing activities
Net increase in deposits	216,012	246,462
Proceeds from issuance of stock, net of issuance costs	2	437
Purchase of treasury stock	(198)	(879)
Repayments of Federal Home Loan advances	(30,000)	—
Net proceeds from issuance of subordinated notes payable	24,440	—
Repayment of line of credit	(10,000)	—
Repayments of PPPLF advances	—	(74,627)
Net cash provided by financing activities	200,256	171,393

Increase in cash and cash equivalents	144,259	106,757
Cash and cash equivalents at beginning of period	597,467	216,972
Cash and cash equivalents at end of period	$741,726	$323,729

Supplemental cash flow information:
Cash paid during the period for interest	$2,135	$2,203
Cash paid during the period for taxes	7,491	—

Supplemental noncash disclosures:
Recognition of participation loans as secured borrowings	$—	$732
See accompanying notes to consolidated financial statements

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
Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
New accounting standards that have not yet been adopted:
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company’s financial statements:

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326)
Description	In March 2022, FASB issued ASU 2022-02 which eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases.
Date of Adoption	ASU 2022-02 is effective January 1, 2023.
Effect on the Consolidated Financial Statements	This ASU will have an impact on our financial statement disclosures.
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

	Three Months Ended
(Dollar amounts in thousands, except per share data)	March 31, 2022	March 31, 2021
Basic earnings per share:
Net income	$2,419	$4,785
Total weighted average common stock outstanding	13,345,565	13,442,359
Net income per share	$0.18	$0.36
Diluted earnings per share:
Net income	$2,419	$4,785
Total weighted average common stock outstanding	13,345,565	13,442,359
Add: dilutive effect of employee restricted stock and options	613,807	478,915
Total weighted average diluted stock outstanding	13,959,372	13,921,274
Net income per share	$0.17	$0.34

Anti-dilutive restricted stock and options	36,422	403,000
NOTE 3 — SECURITIES
The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity on March 31, 2022, and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Available for sale - taxable
Small Business Administration loan pools	$37,713	$15	$(529)	$37,199
Mortgage-backed securities	142,815	1	(8,601)	134,215
United States agency obligations	2,943	6	(116)	2,833
Corporate bonds	1,500	11	—	1,511
Total available for sale - taxable	$184,971	$33	$(9,246)	$175,758
Available for sale - tax-exempt
Community Development District bonds	$29,645	$194	$(428)	$29,411
Municipals	1,047	—	(12)	1,035
Total available for sale - tax-exempt	$30,692	$194	$(440)	$30,446

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to Maturity
Mortgage-backed securities	$218	$1	$(5)	$214
Total Held to Maturity	$218	$1	$(5)	$214

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual Funds	$5,639	$—	$—	$5,639
Other equity securities	800	—	—	800
Total Equity	$6,439	$—	$—	$6,439

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale - taxable
Small Business Administration loan pools	$40,368	$38	$(472)	$39,934
Mortgage-backed securities	131,273	70	(1,240)	130,103
United States agency obligations	3,939	54	(7)	3,986
Corporate bonds	1,500	13	—	1,513
Total available for sale - taxable	$177,080	$175	$(1,719)	$175,536
Available for sale - tax-exempt
Community development district bonds	$17,163	$512	$(1)	$17,674
Municipals	1,051	40	—	1,091
Total available for sale - tax-exempt	$18,214	$552	$(1)	$18,765

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to Maturity
Mortgage backed securities	$236	$6	$—	$242
Total held to maturity	$236	$6	$—	$242

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual funds	$5,838	$—	$—	$5,838
Other equity securities	800	—	—	800
Total equity	$6,638	$—	$—	$6,638
As of March 31, 2022, and December 31, 2021, corporate bonds were comprised of investments in the financial services industry. During the three months ended March 31, 2022, the net investment portfolio increased by $11.7 million primarily due to purchases of approximately $28.6 million in mortgage-backed securities ("MBS") and community development district bonds ("CDD"), partially offset by $8.2 million in investment calls, redemptions and paydowns, coupled with unrealized losses of $8.5 million during the quarter with a related tax effect of $2.2 million. Proceeds from the maturity and redemption of securities during the three months ended March 31, 2022, were $8.2 million, with no gross realized gains or losses. Proceeds from the maturity and redemption of securities during the three months ended March 31, 2021, were $1.5 million, with gross realized gains of $1 thousand. Total securities pledged as of March 31, 2022, and December 31, 2021, were $2.1 million and $2.4 million, respectively, which included securities pledged for derivative swap transactions and pledged for public funds.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities not due at a single maturity date are shown separately. The scheduled maturities of securities as of March 31, 2022, are as follows:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$5,734	$5,716
Due after one year through five years	22,236	22,208
Due after five years through ten years	7,165	6,866
Due after ten years	—	—
Subtotal	$35,135	$34,790

Small Business Administration loan pools	$37,713	$37,199
Mortgage-backed securities	142,815	134,215
Total available for sale	$215,663	$206,204

Held to maturity
Mortgage-backed securities	$218	$214
Total held to maturity	$218	$214

On March 31, 2022, and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. On March 31, 2022, and December 31, 2021, the number of investment positions that are in an unrealized loss position were 155 and 92, respectively.
The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding on March 31, 2022, and December 31, 2021, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Available for sale - taxable
Small Business Administration loan pools	$19,363	$(371)	$13,711	$(158)	$33,074	$(529)
Mortgage-backed securities	132,409	(8,412)	1,637	(189)	134,046	(8,601)
United States agency obligations	1,824	(116)	—	—	1,824	(116)
Total available for sale - taxable	$153,596	$(8,899)	$15,348	$(347)	$168,944	$(9,246)
Available for sale - tax-exempt
Community Development District bonds	$14,788	$(428)	$—	$—	$14,788	$(428)
Municipals	1,036	(12)	—	—	1,036	(12)
Total available for sale - tax-exempt	$15,824	$(440)	$—	$—	$15,824	$(440)

December 31, 2021
Available for sale - taxable
Small Business Administration loan pools	$17,428	$(335)	$14,872	$(136)	$32,300	$(471)
Mortgage-backed securities	109,621	(1,168)	1,710	(73)	111,331	(1,241)
United States agency obligations	1,930	(7)	—	—	1,930	(7)
Total available for sale - taxable	$128,979	$(1,510)	$16,582	$(209)	$145,561	$(1,719)
Available for sale - tax-exempt
Community Development District bonds	$809	$(1)	$—	$—	$809	$(1)
Total available for sale - tax-exempt	$809	$(1)	$—	$—	$809	$(1)
The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since SBA loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not have any securities in an Other Than Temporary Impairment (“OTTI”) position. The Company does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. No credit losses were recognized during the three months ended March 31, 2022, or 2021.

NOTE 4 — LOANS
Loans on March 31, 2022, and December 31, 2021, were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Loans held for investment:
Commercial real estate	$931,904	$902,654
Residential real estate	381,182	377,511
Commercial (non-PPP)	357,124	325,415
Commercial (PPP)	31,097	58,615
Construction and land development	98,984	91,520
Consumer and other	22,425	21,449
Total loans held for investment, gross	1,822,716	1,777,164
Allowance for loan losses	(13,555)	(12,704)
Loans held for investment, net	$1,809,161	$1,764,460

Loans held for sale:
Loans held for sale	$988	$165
Total loans held for sale	$988	$165
The recorded investment in loans excludes accrued interest receivable due to immateriality.
On March 31, 2022, and December 31, 2021, there were $236.6 million and $235.3 million, respectively in total loans pledged to the Federal Home Loan Bank (“FHLB”).
Loan premiums for loans purchased are amortized over the life of the loan with acceleration upon the increase in principal paydowns or payoffs. On March 31, 2022, and December 31, 2021, loan premiums for purchased loans were $0.3 million and $0.4 million, respectively.
There are no loans over 90 days past due and accruing as of March 31, 2022, or December 31, 2021.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2022, and December 31, 2021, by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
March 31, 2022
Commercial real estate	$—	$—	$—	$—	$—	$931,904	$931,904
Residential real estate	—	—	—	—	—	381,182	381,182
Commercial (non-PPP)	430	—	—	1,468	1,898	355,227	357,124
Commercial (PPP)	—	163	—	—	163	30,934	31,097
Construction and land development	—	—	—	—	—	98,984	98,984
Consumer and other	—	—	—	654	654	21,771	22,425
Total	$430	$163	$—	$2,122	$2,715	$1,820,002	$1,822,716

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2021
Commercial real estate	$292	$—	$—	$—	$292	$902,362	$902,654
Residential real estate	—	—	—	—	—	377,511	377,511
Commercial (non-PPP)	449	—	—	1,468	1,917	323,498	325,415
Commercial (PPP)	7	—	—	—	7	58,608	58,615
Construction and land development	—	—	—	—	—	91,520	91,520
Consumer and other	—	—	—	654	654	20,795	21,449
Total	$748	$—	$—	$2,122	$2,870	$1,774,294	$1,777,164
Troubled Debt Restructurings:
The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings (“TDR”) were $14 thousand and $55 thousand as of March 31, 2022, and December 31, 2021, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2022, and December 31, 2021. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.
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
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2022
Commercial real estate	$929,624	$—	$2,280	$—	$931,904
Residential real estate	381,182	—	—	—	381,182
Commercial (non-PPP)	355,565	91	1,468	—	357,124
Commercial (PPP)	31,097	—	—	—	31,097
Construction and land development	98,984	—	—	—	98,984
Consumer	21,693	78	—	654	22,425
Total	$1,818,145	$169	$3,748	$654	$1,822,716

December 31, 2021
Commercial real estate	$900,364	$—	$2,290	$—	$902,654
Residential real estate	377,511	—	—	—	377,511
Commercial (non-PPP)	323,657	290	1,468	—	325,415
Commercial (PPP)	58,615	—	—	—	58,615
Construction and land development	91,520	—	—	—	91,520
Consumer	20,712	83	—	654	21,449
Total	$1,772,379	$373	$3,758	$654	$1,777,164

Purchased Credit Impaired Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial real estate	$5,822	$5,845
Residential real estate	—	89
Commercial	205	410
Construction and development	—	—
Consumer and other loans	—	—
Carrying amount	$6,027	$6,344
Accretable yield for all purchased credit impaired loans were as follows for the three months ended March 31, 2022:

(Dollars in thousands)	2022	2021
Balance at January 1	(573)	(630)
New loans purchased	—	—
Adjustment of income	—	—
Accretion	77	89
Reclassifications from nonaccretable difference	(303)	—
Disposals	373	—
Balance on March 31	$(426)	$(541)
For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded or reversed during the three months ended March 31, 2022.
Non-Performing Assets
As of March 31, 2022, the Company had nonperforming assets of $2.1 million, or 0.07% of total assets, compared to nonperforming assets of $2.1 million, or 0.08% of total assets, on December 31, 2021. The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination of a confirmed loss is made on a loan. There were no charge-offs for the three months ended March 31, 2022, compared to a partial charge-off of $7.6 million for the three months ended March 31, 2021 on a commercial loan that was previously reserved during the three months ended September 2020.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the three months ended March 31, 2022, and 2021.

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
March 31, 2022
Allowance for loan losses:
Beginning balance	$4,471	$2,339	$4,637	$471	$786	$12,704
Provision for loan losses	264	43	496	40	8	851
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$4,735	$2,382	$5,133	$511	$794	$13,555

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
March 31, 2021
Allowance for loan losses:
Beginning balance	$3,159	$2,177	$10,462	$388	$73	$16,259
Provision for loan losses	323	11	700	16	(12)	1,038
Loans charged-off	—	—	(7,641)	—	—	(7,641)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$3,482	$2,188	$3,521	$404	$61	$9,656

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
March 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$689	$—	$654	$1,343
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	4,735	2,382	4,444	511	140	12,212
Total ending allowance balance	$4,735	$2,382	$5,133	$511	$794	$13,555

Loans:
Loans individually evaluated for impairment	$2,280	$—	$1,468	$—	$654	$4,402
Loans collectively evaluated for impairment	929,624	381,182	386,753	98,984	21,771	1,818,314
Total ending loans balance	$931,904	$381,182	$388,221	$98,984	$22,425	$1,822,716

December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$671	$—	$654	$1,325
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	4,471	2,339	3,966	471	132	11,379
Total ending allowance balance	$4,471	$2,339	$4,637	$471	$786	$12,704

Loans:
Loans individually evaluated for impairment	$2,290	$—	$1,468	$—	$654	$4,412
Loans collectively evaluated for impairment	900,364	377,511	382,562	91,520	20,795	1,772,752
Total ending loans balance	$902,654	$377,511	$384,030	$91,520	$21,449	$1,777,164
NOTE 6 — DEPOSITS
The Company’s total deposits are comprised of the following at the dates indicated:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$356,600	13.8%	$310,362	13.1%
Money market accounts	1,037,795	40.1%	1,055,033	44.5%
Brokered deposits	57,908	2.2%	58,365	2.5%
Savings accounts	12,397	0.5%	12,558	0.5%
Certificates of deposit	251,220	9.7%	261,067	11.0%
Total interest-bearing deposits	1,715,920	66.3%	1,697,385	71.6%
Noninterest-bearing deposits	871,357	33.7%	674,003	28.4%
Total deposits	$2,587,277	100.0%	$2,371,388	100.0%
_______________________________________________
(1)Balance Sheet does not illustrate brokered deposits as presented above.

The following table presents the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of March 31, 2022.

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Months Through 12 Months	Over 12 Months	Total
Time deposits of $250,000 or less	$26,833	$35,643	$21,692	$4,452	$88,620
Time deposits of more than $250,000	55,027	64,859	44,322	3,020	167,228
Total	$81,860	$100,502	$66,014	$7,472	$255,848
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
As of March 31, 2022, and December 31, 2021, the Company had time deposits that exceed the $250,000 FDIC insurance limit of $167.2 million and $172.5 million, respectively. Securities, mortgage loans or other financial instruments pledged as collateral for certain deposits were $28.7 million, and $28.7 million on March 31, 2022, and December 31, 2021, respectively. The aggregate amount of demand deposits that have been re-classified as loan balances on March 31, 2022, and December 31, 2021, were $0.8 million, and $0.4 million, respectively. Deposits from principal officers, directors and their affiliates at March 31, 2022, and December 31, 2021, were $16.1 million and $18.9 million, respectively.
For time deposits having a remaining term of more than on year, the aggregate amount of maturities for each of the five years at the dates indicated.

(Dollars in thousands)	March 31, 2022	December 31, 2021
1 year or less	$248,376	$258,302
Over 1 through 2 years	7,345	6,669
Over 2 through 3 years	127	722
Over 3 through 4 years	—	—
Over 4 through 5 years	—	—
Over 5 years	—	—
Total	$255,848	$265,693
Banks may be required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. Due to the amount of transaction deposit accounts, the Bank was not required to have cash reserve requirements on March 31, 2022, and December 31, 2021. Additionally, the Company had $89.3 million and $84.4 million, in Qualified Public Deposits (“QPD”) that require a portion of the deposit to be pledged as collateral as of March 31, 2022, and December 31, 2021.
NOTE 7 — DEBT AND BORROWINGS
Subordinated Debt.
On January 13, 2022, the Company completed a private placement of $25.0 million in fixed-to-floating rate subordinated notes payable due 2032. The Notes will bear interest at a fixed annual rate of 3.38% for the first five years and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (SOFR) plus 203 basis points. The Notes are redeemable by the Company at its option, in whole or in part, on or after the fifth anniversary of the issue date. The Company used the net proceeds from the sale of the subordinate notes for general corporate purposes.
Valley National Line of Credit.
The Company maintains a $25.0 million secured revolving line of credit with Valley National Bank, N.A with a maturity date of March 1, 2023. Amounts drawn under this line of credit bears interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. On March 31, 2022, and December 31, 2021, there were $0 and $10.0 million outstanding borrowings under this line of credit.
The Company uses short-term and long-term borrowings to supplement deposits to fund lending and investment activities.
Federal Home Loan Bank Advances
FHLB Advances. The FHLB allows the Company to borrow up to 25% of its assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2022, approximately $236.6 million in total loans were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2022, we had $5.0 million in outstanding advances, $28.7 million in outstanding letters of credit, and $145.2 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Amount outstanding at period-end	$5,000	$35,000
Weighted average interest rate at period-end	0.81%	2.04%
Maximum month-end balance during period	$35,000	$35,000
Average balance outstanding during period	$26,333	$36,918
Weighted average interest rate during period	2.04%	2.01%
Federal Reserve Bank of Atlanta
The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. There were no advances outstanding under this facility as of March 31, 2022 and December 31, 2021.
NOTE 8 — COMMON STOCK AND PREFERRED STOCK
Class A Voting Common Stock
The Company has Class A voting common stock with a par value of $0.01 per share. As of March 31, 2022, there are 50,000,000 shares authorized as Class A voting common stock of which 13,665,801 are outstanding. During the three months ended March 31, 2022, the Company issued 230,312 shares of Class A voting common stock, inclusive of 170,647 shares of restricted stock grants and 59,665 shares of options exercised.
During the three months ended March 31, 2022, treasury shares increased 10,244 in connection with the net settlement of equity awards exercised or vested for tax purposes and had 667 in restricted stock cancellations. During the three months ended March 31, 2021, the Company repurchased 54,479 shares of Class A voting common stock, inclusive of 3,210 shares in connection with the net settlement of equity awards exercised or vested for tax purposes. The Company did not repurchase any shares for the three months ended March 31, 2022.
Class B Non-voting Common Stock
The Company has authorized Class B non-voting common stock with a par value of $0.01 per share. As of March 31, 2022, and December 31, 2021, there are 10,000,000 shares authorized as Class B non-voting common stock, none of which were outstanding.

Preferred Stock
The Company has 10,000,000 shares of undesignated and unissued preferred stock.
NOTE 9 — FAIR VALUE
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
Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of March 31, 2022, and December 31, 2021, all securities available for sale were Level 2.
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
Interest rate swaps: The fair value of interest rate swaps is estimated using inputs that are observable or that can be corroborated by observable market data and therefore are classified as Level 2. The fair value estimations include primarily market observable inputs.
There were no securities reclassified into or out of Level 3 during the three months ended March 31, 2022, or for the year ended December 31, 2021.
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements on March 31, 2022 Using:
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Securities available for sale - taxable
Small Business Administration loan pools	$37,199	$—	$37,199	$—
Mortgage-backed securities	134,215	—	134,215	—
United States agency obligations	2,833	—	2,833	—
Corporate bonds	1,511	—	1,511	—
Securities available for sale - tax-exempt
Community Development District bonds	29,411	—	29,411	—
Municipals	1,035	—	1,035	—
Equity securities
Mutual funds	$5,639	$5,639	$—	$—
Other equity securities	800	800	—	—
Loans held for sale	$988	$988	$—	$—
Customer derivatives - interest rate swaps	$1,912	$—	$1,912	$—

LIABILITIES:
Customer derivatives - interest rate swaps	$1,912	$—	$1,912	$—

		Fair Value Measurements on December 31, 2021 Using:
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Securities available for sale - taxable
Small Business Administration loan pools	$39,934	$—	$39,934	$—
Mortgage-backed securities	130,103	—	130,103	—
United States agency obligations	3,986	—	3,986	—
Corporate bonds	1,513	—	1,513	—
Securities available for sale - tax-exempt
Community Development District bonds	17,674	—	17,674	—
Municipals	1,091	—	1,091	—
Equity securities
Mutual funds	$5,838	$5,838	$—	$—
Other Equity Securities	800	800	—	—
Loans held for sale	$165	$165	$—	$—
Customer derivatives - interest rate swaps	$1,144	$—	$1,144	$—

LIABILITIES:
Customer derivatives - interest rate swaps	$1,144	$—	$1,144	$—
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:
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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements on March 31, 2022 Using:
(Dollars in thousands)	Total at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	779	—	—	779	(689)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	(654)
Total	$779	$—	$—	$779	$(1,343)

		Fair Value Measurements on December 31, 2021 Using:
(Dollars in thousands)	Total at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	797	—	—	797	(671)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	(654)
Total	$797	$—	$—	$797	$(1,325)
As shown above our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of an assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Company’s financial instruments (in thousands):

	March 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & due from banks, including interest bearing deposits	$717,637	$717,637	Level 1
Federal funds sold	24,089	24,089	Level 1
Securities, available for sale - taxable	184,971	175,758	Level 2
Securities, available for sale - tax-exempt	30,692	30,446	Level 2
Securities, held to maturity	218	214	Level 2
Securities, equity	5,639	5,639	Level 1
Securities, other equity	800	800	Level 1
Loans, net	1,809,161	1,816,008	Level 3
Loans held for sale	988	988	Level 1
Bank owned life insurance	38,758	38,758	Level 2
Customer derivatives - interest rate swaps	1,912	1,912	Level 2
Accrued interest receivable	5,525	5,525	Level 1, 2 & 3

Financial Liabilities:
Deposits	$2,587,277	$2,475,854	Level 2
Federal Home Loan Bank advances	5,000	4,989	Level 2
Subordinated debt	24,409	24,409	Level 2
Customer derivatives - interest rate swaps	1,912	1,912	Level 2

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & due from banks, including interest bearing deposits	$583,990	$583,990	Level 1
Federal funds sold	13,477	13,477	Level 1
Securities, available for sale - taxable	177,080	175,536	Level 2
Securities, available for sale - tax-exempt	18,214	18,765	Level 2
Securities, held to maturity	236	242	Level 2
Securities, equity	5,838	5,838	Level 1
Securities, other equity	800	800	Level 1
Loans, net	1,764,460	1,779,968	Level 3
Loans held for sale	165	165	Level 1
Bank owned life insurance	38,485	38,485	Level 2
Customer derivatives - interest rate swaps	1,144	1,144	Level 2
Accrued interest receivable	5,272	5,272	Level 1, 2 & 3

Financial Liabilities:
Deposits	$2,371,388	$2,372,372	Level 2
Federal Home Loan Bank advances	35,000	34,274	Level 2
Line of credit	10,000	10,000	Level 2
Customer derivatives - interest rate swaps	1,144	1,144	Level 2

NOTE 10 — CUSTOMER DERIVATIVES — INTEREST RATE SWAPS
During the first quarter of 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a swap dealer. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The swaps are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). As of March 31, 2022, the Company recorded 14 swap transactions with clients having a total notional amount of $58.6 million, offset by 14 swap transactions with dealers having a total notional amount of $58.6 million. Additionally, we recorded $0.1 million in back-to-back swap fee income. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. As of March 31, 2022, the Bank’s asset fair value position in other assets was $1.9 million and liability fair value position in other liabilities was $1.9 million, and were fully collateralized with pledged securities held with the counterparty in excess of the exposure amount at quarter end.
NOTE 11 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
On April 8, 2021, the Company formed a separately capitalized subsidiary, Pro Opp Fund LLC. Subsequent to March 31, 2022, Pro Opp Fund LLC committed to investments of approximately $0.8 million in businesses directly, and indirectly related to the Company’s core business as permitted under the U.S. Bank Holding Company Act. Additionally, Pro Opp Fund LLC has an additional $0.9 million of unfunded investments outstanding.
The contractual amounts of financial instruments with off-balance-sheet risk on March 31, 2022, and December 31, 2021, were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Available lines of credit	$457,260	$415,402
Unfunded loan commitments – fixed	75,345	62,126
Unfunded loan commitments – variable	26,848	46,698
Standby letters of credit	11,842	12,095
Commercial letters of credit	3,483	2,765
Total credit extension commitments	$574,778	$539,086
NOTE 12 — REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for United States banks (Basel III rules), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2022 and 2021 was 2.50%. The Company opted not to include net unrealized gains or losses on available for sale securities in computing regulatory capital. As of March 31, 2022, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. On March 31, 2022, and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.
Actual and required capital amounts and ratios are presented below on March 31, 2022, and December 31, 2021. The required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Well Capitalized Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital ratio
Bank	$235,860	12.8%	$147,313	8.0%	$184,141	10.0%
Company	250,202	13.6%	147,313	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	221,203	12.0%	110,484	6.0%	147,313	8.0%
Company	211,136	11.5%	110,484	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	221,203	8.1%	108,580	4.0%	135,725	5.0%
Company	211,136	7.8%	108,580	4.0%	N/A	N/A
Common Equity Tier 1
Bank	221,203	12.0%	82,863	4.5%	119,692	6.5%
Company	211,136	11.5%	82,863	4.5%	N/A	N/A

December 31, 2021
Total Capital ratio
Bank	$222,696	12.1%	$147,313	8.0%	$184,141	10.0%
Company	220,206	12.0%	147,313	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	208,997	11.3%	110,484	6.0%	147,313	8.0%
Company	206,507	11.9%	110,484	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	208,997	7.7%	108,580	4.0%	135,725	5.0%
Company	206,507	7.7%	108,580	4.0%	N/A	N/A
Common Equity Tier 1
Bank	208,997	12.1%	82,863	4.5%	119,692	6.5%
Company	206,507	11.9%	82,863	4.5%	N/A	N/A

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis are part of Professional Holding Corp.’s (the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was previously filed with the SEC. This financial information is presented to aid in understanding the Company’s financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2022, compared to the three months ended March 31, 2021, for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2022, compared to December 31, 2021.
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
•general economic, industry, and market conditions, including the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war, including the ongoing conflict between Russia and Ukraine and related increasing oil prices and supply chain interruptions;
•our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
•the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
•potential disruptions from viruses and pandemics, including the duration and severity of the on-going COVID-19 pandemic, including global supply chain disruptions and the related inflationary environment, both in our principal area of operations and nationally, including the ultimate impact of the pandemic on the economy in general and on our operations;
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
•Professional Bank’s (the “Bank”) ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;
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
Executive Overview
Highlights of our performance and financial condition as of and for the three months ended March 31, 2022, and other key events that have occurred during 2022 are provided below.
Results of Operations for the Three Months Ended March 31, 2022
•Net income decreased $2.4 million, or 49.4%, to $2.4 million compared to $4.8 million in the prior year quarter, due to severance and accelerated vesting expense on share based compensation associated with the departure of the Company’s former Chief Executive Officer and increased employee costs due to higher headcount. Noninterest expense increased $4.7 million, and was partially offset by higher net interest income of $1.2 million and lower provision expense of $0.2 million. Adjusted pre-tax pre-provision earnings (non-GAAP), which excludes the severance and accelerated vesting expense, decreased $1.2 million, or 14.6%, to $6.7 million from the prior year quarter. In addition, adjusted net income (non-GAAP) decreased $0.3 million, or 6.2%, from the prior quarter to $5.0 million (non-GAAP).
•Net interest income increased $1.2 million, or 6.5%, to $19.0 million compared to $17.9 million in the prior year quarter, primarily due to an increase in interest income in the commercial and commercial real estate loan portfolios from an increase in average loans of $110.4 million to $1.8 billion compared to $1.7 billion in the prior year quarter. Interest income also increased in the investment portfolio due to increased average balances and higher yields from the recent purchases of mortgage backed and small business administration securities.
•Provision for loan losses decreased $0.2 million, or 18.0%, to $0.9 million compared to $1.0 million in the prior year quarter primarily due to the charge-off of a previously disclosed impaired commercial loan that was recorded in the prior year quarter.
•Noninterest income increased $0.2 million, or 13.8% to $1.3 million compared to the prior year quarter. An increase of $0.3 million in other noninterest income and an increase of $0.1 million in deposit service charges was partially offset by a decrease of $0.1 million in small business administration (“SBA”) fees and a decrease of $0.1 million in swap fee income.
•Noninterest expense increased $4.7 million, or 39.9%, to $16.5 million compared to $11.8 million in the prior year quarter primarily due to a $2.9 million expense related to severance and accelerated vesting expense on share based compensation associated with the departure of the Company’s former Chief Executive Officer. The increase in noninterest expense also included approximately $1.3 million in employee compensation costs from higher headcount and bonus and sales incentives paid out during the period.
Financial Condition
At March 31, 2022:
•Total assets increased $0.2 billion, or 7.6%, to $2.9 billion compared to December 31, 2021, primarily as a result of increases in cash and cash equivalents, net loans, and non-taxable securities available for sale. Total assets increased $0.6 billion, or 28.4% compared to March 31, 2021, primarily as a result of increases in cash and cash equivalents, net loans, and taxable securities available-for-sale.
•Total loans increased $45.6 million, or 2.6%, to $1.8 billion compared to December 31, 2021. The increase was driven by loan originations of approximately $199.4 million, partially offset by paydowns and prepayments of $95.8 million. The Professional Bank PPP loan balance decreased $27.5 million, or 46.9%, to $31.1 million from December 31, 2021.
•Total deposits increased 9.1%, or $0.2 billion, to $2.6 billion compared to December 31, 2021 primarily due to an increase in non-interest bearing demand deposit accounts and to a lessor extent, an increase in interest bearing demand deposit accounts.

•As of March 31, 2022, nonperforming assets remained unchanged at $2.1 million compared to December 31, 2021. As of March 31, 2021, the Company had nonperforming assets of $2.8 million. There were no charge-offs in the loan portfolio during the three months ended March 31, 2022, compared to a partial charge-off on one consumer loan in the prior quarter. For the three months ended March 31, 2021, the Company recorded a partial charged-off of a commercial loan totaling $7.6 million.
Operating Results
Results of Operations for the three months ended March 31, 2022, and 2021
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Interest income	$21,022	$19,772	6.3%
Interest expense	1,975	1,893	4.3%
Net interest income	19,047	17,879	6.5%
Provision for loan losses	851	1,038	(18.0)%
Net interest income after provision	18,196	16,841	8.0%
Noninterest income	1,273	1,119	13.8%
Noninterest expense	16,495	11,788	39.9%
Income before income taxes	2,974	6,172	(51.8)%
Income tax expense	555	1,387	(60.0)%
Net income	$2,419	$4,785	(49.4)%
Net income for the three months ended March 31, 2022, was $2.4 million, a decrease of $2.4 million, or 49.4%, compared to the three months ended March 31, 2021. Net interest income increased $1.2 million for the three months ended March 31, 2022, compared to the same period in the prior year. The increase in our net interest income year-over-year was primarily due to loan portfolio growth and securities purchases in our taxable investment portfolio with higher yields. Provision for loan losses decreased by $0.2 million for the three months ended March 31, 2022, compared to the same period in the prior year. Noninterest income increased $0.2 million for the three months ended March 31, 2022, compared to the same period in the prior year. Noninterest expense increased $4.7 million for the three months ended March 31, 2022, compared to the same period in the prior year. The increase in noninterest expense was primarily due to expenses related to severance and accelerated vesting expense on share based compensation associated with the departure of the Company’s former Chief Executive Officer, in addition to higher salaries and employee benefits as a result of increased headcount of 208 at March 31, 2022, compared to 190 at March 31, 2021.
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

	For the Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate
Assets
Interest earning assets
Interest-earning deposits	$576,478	$276	0.19%	$179,127	$46	0.10%
Federal funds sold	28,234	18	0.26%	44,264	16	0.15%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,598	97	5.18%	7,965	95	4.84%
Investment securities - taxable	187,273	638	1.38%	69,797	179	1.04%
Investment securities - tax-exempt	25,902	213	3.34%	21,639	203	3.80%
Loans (1)	1,773,887	19,780	4.52%	1,663,532	19,233	4.69%
Total interest earning assets	2,599,372	21,022	3.28%	1,986,324	19,772	4.04%
Loans held for sale	693			1,354
Noninterest earning assets	136,270			129,296
Total assets	$2,736,335			$2,116,974
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	$1,672,387	1,586	0.38%	$1,208,741	1,317	0.44%
Borrowed funds	50,493	389	3.12%	146,408	576	1.60%
Total interest-bearing liabilities	1,722,880	1,975	0.46%	1,355,149	1,893	0.57%
Noninterest-bearing liabilities
Noninterest-bearing deposits	764,763			524,114
Other noninterest-bearing liabilities	16,666			18,629
Shareholders’ equity	232,026			219,082
Total liabilities and shareholders’ equity	$2,736,335			$2,116,974
Net interest spread (2)			2.82%			3.47%
Net interest income		$19,047			$17,879
Net interest margin (3)			2.97%			3.65%
__________________________________
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)Interest income on loans includes loan fees of $1.6 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively.

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

	For the Three Months Ended March 31, 2022 Compared to 2021
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest earning deposits	$102	$128	$230
Federal funds sold	(6)	8	2
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	(4)	6	2
Investment securities - taxable	301	158	459
Investment securities - tax-exempt	40	(30)	10
Loans	1,276	(729)	547
Total	$1,709	$(459)	$1,250
Interest expense
Interest-bearing deposits	505	(236)	269
Borrowed funds	(377)	190	(187)
Total	$128	$(46)	$82
Net interest income increased by $1.2 million to $19.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Our total net interest income was impacted by an increase in interest earning assets, which was primarily due to increased balances in our loan portfolio. Average total interest earning assets were $2.6 billion for the three months ended March 31, 2022, compared to $2.0 billion for the three months ended March 31, 2021. The annualized yield on interest earning assets decreased 76 basis points for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increased cash balances and accelerated paydowns of principal in higher yielding loans. The increase in the average balance of interest earning assets was driven primarily by our growth in cash of $397.4 million, or 221.8%, growth in our loan portfolio of $110.4 million, or 6.6%, and growth in our investment portfolio of $121.7 million, or 133.1%, compared to three months ended March 31, 2021. The growth in our loan portfolio was due to organic loan originations.
Average interest-bearing liabilities for the three months ended March 31, 2022, increased due to organic deposit growth and grew by $367.7 million, or 27.1%, from the three months ended March 31, 2021. The increase in the average balance of interest-bearing deposits was primarily due to increases in negotiable orders of withdrawal (“NOW”) and money market accounts for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, and, to a lesser extent, increases in certificates of deposit. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.46%, for the three months ended March 31, 2022, compared to 0.57% for the three months ended March 31, 2021. Annualized average interest rate paid on interest-bearing deposits decreased 6 basis points to 0.38%, and the annualized average interest rate paid on borrowed funds increased by 152 basis points to 3.12%. The average interest rate on borrowings during the three months ended March 31, 2022, increased due to lower rate borrowings that were paid down and the remaining balances made up a larger weighted average rate. For the three months ended March 31, 2022, our average other noninterest-bearing liabilities decreased $2.0 million, or 10.5%, compared to the three months ended March 31, 2021. Average noninterest-bearing deposits increased $240.6 million, or 45.9%, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, our net interest margin was 2.97% and net interest spread was 2.82%. For the three months ended March 31, 2021, net interest margin was 3.65% and net interest spread was 3.47%.

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
Our provision for loan losses amounted to $0.9 million for the three months ended March 31, 2022, and $1.0 million for the three months ended March 31, 2021. We did not record any net charge-offs for the three months ended March 31, 2022, compared to a partial charge-off of $7.6 million on a commercial loan for the three months ended March 31, 2021. Our allowance for loan losses as a percentage of total loans (excluding Professional Bank PPP loans) was 0.76% on March 31, 2022, compared to 0.74% on December 31, 2021. See Reconciliation of non-GAAP Financial Measures.
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
The following table presents the major categories of noninterest income for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$517	$395	30.9%
Income from bank owned life insurance	273	282	(3.2)%
SBA origination fees	—	145	100.0%
Swap fee income	112	209	(46.4)%
Loans held for sale income	71	75	(5.3)%
Gain on sale and call of securities	—	1	(100.0)%
Other	300	12	—
Total noninterest income	$1,273	$1,119	13.8%
Noninterest income for the three months ended March 31, 2022, was $1.3 million, a $0.2 million, or 13.8%, increase compared to the three months ended March 31, 2021. The increase was comprised of an increase in service charges on deposit accounts of $122 thousand, and an increase in other noninterest income of $288 thousand, partially offset by a decrease of $145 thousand in SBA origination fees and a decrease of $97 thousand in swap fee income. The increase in other noninterest income was primarily comprised of an $84 thousand gain from the early payoff of Federal Home Loan Bank advances and a $137 thousand loss on fixed asset disposals recorded in the prior year.
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

The following table presents the major categories of noninterest expense for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest expense
Salaries and employee benefits	$11,220	$6,784	65.4%
Occupancy and equipment	1,002	1,102	(9.1)%
Data processing	314	290	8.3%
Marketing	196	153	28.1%
Professional fees	919	628	46.3%
Acquisition expenses	—	684	(100.0)%
Regulatory assessments	549	349	57.3%
Other	2,295	1,798	27.6%
Total noninterest expense	$16,495	$11,788	39.9%

Noninterest expense amounted to $16.5 million for the three months ended March 31, 2022, an increase of $4.7 million, or 39.9%, compared to the three months ended March 31, 2021. The increase was primarily due to a $2.9 million expense related to severance and accelerated vesting expense on share based compensation associated with the departure of the Company’s former Chief Executive Officer. The increase also reflected higher salaries and employee benefits from increased headcount of 208 at March 31, 2022, compared to 190 at March 31, 2021.
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
Income tax expense was $0.6 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. Our effective tax rates for those periods were 18.7% and 22.5%, respectively. The reduction in the effective tax rate from the quarter ended March 31, 2021, to the quarter ended March 31, 2022 was primarily due to excess tax benefits related to share-based compensation which are recorded entirely in the period identified as a discrete item of tax.
Financial Condition
Balance Sheet Analysis
The following sections provide expanded discussion of the significant changes in certain line items in asset, liability, and stockholder’s equity categories.
As of March 31, 2022, our total assets increased 7.6%, or $0.2 billion, compared to December 31, 2021, primarily as a result of increases in cash and cash equivalents, net loans, and non-taxable securities available for sale. Total loans increased 2.5%, or $44.7 million, compared to December 31, 2021, driven by loan originations of approximately $199.4 million, partially offset by paydowns and prepayments of $95.8 million. The Professional Bank PPP loan balance decreased $27.5 million, or 46.9%, to $31.1 million from December 31, 2021. Interest-bearing deposits at other financial institutions increased due to our desire to maintain our excess liquidity in more liquid assets due to our continued robust demand for loans. Stockholders’ equity decreased $1.8 million, or 0.8%, compared to December 31, 2021, primarily due to a decrease of $6.3 million in accumulated other comprehensive net income partially offset by increased retained earnings of $2.4 million for the three months ended March 31, 2022.
Cash and Cash Equivalents
Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. Due to our desire to maintain excess liquidity in more liquid assets to fund our loan growth and excess due to the Correspondent Banking Relationship, cash and cash equivalents increased $144.3 million, or 24.1%, to $741.7 million, compared to $597.5 million on December 31, 2021, primarily due to an increase in interest-bearing deposits. As we continue to grow, so do our liquidity needs.
Banks may be required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements was $0 on March 31, 2022, and December 31, 2021, respectively.
Investment Securities
We use our securities portfolio to provide a secondary source of liquidity, achieve additional interest income through higher yields on funds invested (compared to other options, such as interest-bearing deposits at other banks or fed funds sold), manage interest rate risk, and meet both collateral and regulatory capital requirements.
Securities may be classified as either trading, held to maturity, available for sale, or equity. Trading securities (if any) are held principally for resale and recorded at their fair value with changes in fair value included in income. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities with readily determinable fair values, are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses on available for sale securities are excluded from income and reported in comprehensive income or loss. Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method.
Our investment portfolio increased $11.7 million, or 5.8%, to $212.9 million compared to December 31, 2021, primarily due to purchases of $28.6 million in securities available for sale, offset by paydowns, and maturities. To supplement interest income earned on the Company’s loan portfolio, the Company invests in mortgage-backed securities, government agency bonds, corporate bonds, community development district bonds, and equity securities (including mutual funds).
The following tables summarize the book value, fair value, contractual maturities and weighted-average yields of investment securities as of March 31, 2022, and December 31, 2021.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale - taxable
Small Business Administration loan pools	$37,713	$37,199	$40,368	$39,934
Mortgage-backed securities	142,815	134,215	131,273	130,103
United States agency obligations	2,943	2,833	3,939	3,986
Corporate bonds	1,500	1,511	1,500	1,513
Total	$184,971	$175,758	$177,080	$175,536
Securities Available for Sale - tax-exempt
Community Development District bonds	$29,645	$29,411	$17,163	$17,674
Municipals	1,047	1,035	1,051	1,091
Total	$30,692	$30,446	$18,214	$18,765
Securities Held to Maturity
Mortgage-backed securities	$218	$214	$236	$242
Total	$218	$214	$236	$242
Equity Securities
Mutual Funds	$5,639	$5,639	$5,838	$5,838
Other equity securities	800	800	800	800
Total	$6,439	$6,439	$6,638	$6,638

	One Year or Less		More than One Year Through Five Years		More than Five Years Through 10 Years		More than 10 Years		Total
On March 31, 2022 (Dollars in thousands)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Fair Value	Weighted Average Yield (1)
Available for Sale - taxable
SBA loan pools	$—	—%	$404	0.78%	$19,238	1.37%	$18,071	1.44%	$37,713	$37,199	1.40%
Mortgage-backed securities	—	—%	624	1.00%	4,732	0.96%	137,460	1.67%	142,816	134,215	1.64%
United States agency obligations	—	—%	1,002	2.66%	1,941	1.31%	—	—%	2,943	2,833	1.77%
Corporate bonds	1,500	1.98%	—	—%	—	—%	—	—%	1,500	1,511	1.98%
Total	$1,500	1.98%	$2,030	1.78%	$25,911	1.29%	$155,531	1.64%	$184,972	$175,758	1.60%
Available for Sale - tax-exempt
CDD bonds	$4,235	3.92%	$20,186	4.30%	$5,225	3.60%	$—	—%	$29,646	$29,411	4.12%
Municipals	—	—%	1,047	2.27%	—	—%	—	—%	1,047	1,035	2.27%
Total	$4,235	3.92%	$21,233	4.20%	$5,225	3.60%	$—	—%	$30,693	$30,446	4.06%
Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	218	2.77%	218	214	2.77%
Total	$—	—%	$—	—%	$—	—%	$218	2.77%	$218	$214	2.77%
Equity Securities
Mutual Funds	5,639	1.44%	—	—%	—	—%	—	—%	5,639	5,639	1.44%
Other equity securities	800	—%	—	—%	—	—%	—	—%	800	800	—%
Total	$6,439	1.44%	$—	—%	$—	—%	$—	—%	$6,439	$6,439	1.26%
(1)Weighted average yield is calculated by assigning a weight amount to each investment by type and multiplying the weight amount times the outstanding yield to obtain the individual yield.
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
Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily supported by operating cash flows are also included in this category of loans. As of March 31, 2022, we had $355.4 million of owner-occupied commercial real estate loans and $576.5 million of investment commercial real estate loans, representing 38.1% and 61.9%, respectively, of our commercial real estate portfolio. As of March 31, 2022, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.4 million for owner-occupied and $2.4 million for non-owner occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. As of March 31, 2022, we did not have any commercial real estate loans with a loan to value over 100%. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of March 31, 2022, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 49.4% and 49.5%, respectively and debt service coverage ratios were 3.15x and 1.97x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years, and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $1.0 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Auto (Car Lot/Auto Repair)	$26,676	2.9%	$27,419	3.0%
Educational Facility	25,898	2.8%	32,281	3.6%
Gas Station	56,702	6.1%	60,854	6.7%
Hotel	84,876	9.1%	75,617	8.4%
Mixed Use	37,748	4.1%	28,762	3.2%
Multifamily	138,853	14.9%	140,496	15.6%
Office	114,358	12.3%	109,010	12.1%
Other / Special Use	70,005	7.5%	56,276	6.2%
Religious Facility	10,500	1.1%	10,679	1.2%
Retail	211,166	22.6%	209,283	23.2%
Vacant Land	6,560	0.7%	6,523	0.7%
Warehouse	148,562	15.9%	145,454	16.1%
Total	$931,904	100.0%	$902,654	100.0%

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Broward	$158,990	17.1%	$111,224	12.3%
Miami-Dade	509,139	54.6%	559,966	62.0%
Palm Beach	158,474	17.0%	139,517	15.5%
Other FL County	93,197	10.0%	49,892	5.5%
Out of State	12,104	1.3%	42,055	4.7%
Total	$931,904	100.0%	$902,654	100.0%
As of March 31, 2022, non-owner occupied commercial real estate loans of $576.5 million represented 31.3% of total risk-weighted assets.
Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of March 31, 2022, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 50.4%, 50.5% and 54.4%, respectively. We require construction and development loans to establish an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction build out and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
1 – 4 Family Construction	$50,588	51.1%	$47,164	51.5%
Commercial Construction	—	—%	—	—%
Land Development	9,694	9.8%	9,620	10.5%
Vacant Land	38,702	39.1%	34,736	38.0%
Total	$98,984	100.0%	$91,520	100.0%

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
Broward	$2,037	2.1%	$1,194	1.3%
Miami-Dade	72,635	73.3%	67,562	73.9%
Palm Beach	22,260	22.5%	21,080	23.0%
Other FL County	2,052	2.1%	1,684	1.8%
Total	$98,984	100.0%	$91,520	100.0%
As of March 31, 2022, total construction and land development loans of $99.0 million represented 5.4% of total risk-weighted assets.
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 15.1% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $46.7 million, or approximately 12.3% of our residential loan portfolio as of March 31, 2022. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.8 million as of March 31, 2022. As of March 31, 2022, we did not have any residential real estate loans with a loan to value over 100%. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five, seven or ten years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following table shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of March 31, 2022			As of December 31, 2021
(Dollars in thousands)	Amount	Percent	LTV (%)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$276,747	72.6%	55.5%	$272,858	72.3%	57.8%
Investor Owned Residences	57,734	15.1%	52.3%	54,698	14.5%	50.7%
HELOC	46,701	12.3%	55.7%	49,955	13.2%	57.1%
Total	$381,182	100.0%		$377,511	100.0%

Loans held for sale	$988	100.0%		$165		100.0%

Commercial Loans (non-PPP). In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the loans in our commercial loan portfolio, excluding Professional Bank PPP loans was $0.8 million as of March 31, 2022. As of March 31, 2022, non-Professional Bank PPP commercial loans totaled $357.1 million, and Professional Bank PPP commercial loans totaled $31.1 million. For commercial loans over $0.5 million, a global cash flow analysis is generally required, is part of the analysis for the credit approval. “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of March 31, 2022, the debt service coverage ratio for our Bank commercial loan portfolio was approximately 2.52x for non-Professional Bank PPP loans, excluding approximately 2.8% of the commercial loan portfolio that is cash secured. Most commercial business loans, which exclude Professional Bank PPP loans, are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following table shows our commercial loan portfolio by industry segment as of March 31, 2022.

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Loans (non-PPP)
Business Products	$—	—%	$13	—%
Business Services	70,072	19.6%	73,868	22.7%
Communication	10,393	2.9%	389	0.1%
Construction	33,818	9.5%	31,285	9.6%
Finance	115,106	32.3%	100,849	31.1%
Healthcare	23,380	6.5%	23,564	7.2%
Services	36,830	10.3%	34,112	10.5%
Technology	7,284	2.0%	2,979	0.9%
Trade	47,086	13.2%	47,522	14.6%
Transportation	1,163	0.3%	1,593	0.5%
Other	11,992	3.4%	9,241	2.8%
Total	$357,124	100.0%	$325,415	100.0%
Consumer and Other Loans. We offer consumer, or retail credit, to individuals for household, family, or other personal expenditures. Generally, these are either in the form of closed-end/installment credit loans or open-end/revolving credit loans. Occasionally, we will make unsecured consumer loans to highly qualified clients in amounts up to $250,000 with up to three-year repayment terms.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio on March 31, 2022.

	March 31, 2022
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total
Commercial Real Estate	$92,895	$253,067	$563,529	$22,413	$931,904
Residential Real Estate	4,096	19,979	17,611	339,496	381,182
Commercial*	106,157	136,011	118,228	27,825	388,221
Construction and Development	43,544	20,954	3,096	31,390	98,984
Consumer and Other	4,475	6,691	11,259	—	22,425
Total loans	$251,167	$436,702	$713,723	$421,124	$1,822,716

Amounts with fixed rates	$88,159	$330,456	$696,833	$399,689	$1,515,137
Amounts with floating rates	$163,008	$106,246	$16,890	$21,435	$307,579
*Includes Paycheck Protection Program (PPP) loans.

	December 31, 2021
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total
Commercial Real Estate	$87,405	$233,829	$567,349	$14,071	$902,654
Residential Real Estate	10,201	21,210	15,904	330,196	377,511
Commercial*	113,129	131,332	111,645	27,924	384,030
Construction and Development	40,851	17,029	3,141	30,499	91,520
Consumer and Other	4,226	7,444	9,779	—	21,449
Total loans	$255,812	$410,844	$707,818	$402,690	$1,777,164

Amounts with fixed rates	$98,992	$327,126	$673,381	$385,663	$1,485,162
Amounts with floating rates	$156,820	$83,718	$34,437	$17,027	$292,002
*Includes Paycheck Protection Program (PPP) loans.
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans accruing over 90 days or greater past due as of March 31, 2022.
We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $1.0 million. We also engage in semi-annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $2.1 million as of March 31, 2022, or 0.07% of total assets. We had nonperforming assets of

$2.1 million as of December 31, 2021, or 0.08% of total assets. We believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time to time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual Loans
Commercial real estate	$—	$—
Residential real estate	—	—
Commercial	1,468	1,468
Construction and development	—	—
Consumer and other loans	654	654
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$2,122	$2,122
Other real estate owned	—	—
Total nonperforming assets	$2,122	$2,122
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$14	$55
Ratio of nonperforming loans to total loans	0.12%	0.12%
Ratio of nonperforming assets to total assets	0.07%	0.08%
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
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $1.0 million, other than residential real estate loans, are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as “substandard” or “special mention” are reviewed quarterly for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded at initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, we will determine the appropriate loan grade. Loans excluded from the review process above are generally classified as “pass” credits until: (a) they become past due; (b) management becomes aware of deterioration in the creditworthiness of the borrower; or (c) the client contacts us for a modification. In these circumstances, the loan is specifically evaluated for potential reclassification to special mention, substandard, doubtful, or even a charged-off status. See Note 4 - Loans to the Consolidated Financial Statements (unaudited) dated March 31, 2022, for additional information regarding risk category of loans by class of loans.

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

The following table analyzes the activity in the allowance for the three months ended March 31, 2022, and 2021.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$12,704	$16,259
Charge-offs
Commercial real estate	—	—
Residential real estate	—	—
Commercial	—	(7,641)
Construction and development	—	—
Consumer and other	—	—
Total Charge-offs	—	(7,641)
Recoveries
Commercial real estate	—	—
Residential real estate	—	—
Commercial	—	—
Construction and development	—	—
Consumer and other	—	—
Total recoveries	—	—
Net charge-offs	—	(7,641)
Provision for loan losses	851	1,038
Balance at end of period	$13,555	$9,656
Ratio of net charge-offs to average loans	—%	1.86%

	March 31, 2022	December 31, 2021
ALLL as a percentage of loans at end of period	0.75%	0.72%
ALLL as a percentage of loans (excluding PPP loans) at end of period (non-GAAP)	0.76%	0.74%
ALLL as a multiple of net charge-offs	N/A	1.5
ALLL as a percentage of nonperforming loans	638.8%	598.7%
Our allowance for loan losses was $13.6 million on March 31, 2022, compared to $12.7 million on December 31, 2021, an increase of 6.7%. The increase was primarily due to a higher volume of loan production during the three months ended March 31, 2022. On March 31, 2022, our allowance for loan losses was 0.76% of total gross loans (excluding Professional Bank PPP loans) and provided coverage of 638.8% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 0.74% as of December 31, 2021. See Reconciliation of non-GAAP Financial Measures. We believe our allowance on March 31, 2022, was adequate to absorb probable incurred losses inherent in our loan portfolio. The following table provides an allocation of the allowance for loan losses to specific loan types as of March 31, 2022, and December 31, 2021.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$4,735	34.9%	$4,471	35.2%
Residential real estate	2,382	17.6%	2,339	18.4%
Commercial	5,133	37.8%	4,637	36.5%
Construction and development	511	3.8%	471	3.7%
Consumer and other	794	5.9%	786	6.2%
Total allowance for loan losses	$13,555	100.0%	$12,704	100.0%

On March 31, 2022, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $2.3 million, of which $2.3 million required a specific reserve of $1.3 million, compared to a recorded investment in impaired loans of $2.1 million, with a recorded investment of $2.1 million, on nonaccrual with a required specific reserve of $1.3 million on December 31, 2021. There was also a substandard accruing loan with a recorded investment of $2.3 million, with no allowance on December 31, 2021.
Impaired loans also include certain loans that were modified as troubled debt restructurings (“TDR”). On March 31, 2022, we had one loan amounting to $14 thousand that was considered to be a TDR, compared to the same loan amounting to $55 thousand on December 31, 2021. We did not allocate any specific reserves to loans that have been modified as TDRs as of March 31, 2022, and December 31, 2021.
Deposits
Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market, and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We had public deposits of $89.3 million and $84.4 million, on March 31, 2022, and December 31, 2021, respectively. Additionally, we supplement our deposits with wholesale funding sources such as Qwickrate brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of March 31, 2022, and December 31, 2021, these wholesale deposits represented 2.4% and 3.9%, respectively, of our total deposits.
Average interest-bearing deposits increased $463.6 million, or 38.4%, during the three months ended March 31, 2022, compared to the same time period in 2021 prior year primarily due to a $259.6 million increase in NOW accounts and a $165.9 million increase in money market account balances from organic growth. In order to fund our loan growth, our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 6 basis points to for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As of March 31, 2022, we had approximately $57.9 million in brokered deposits representing 2.2% of total deposits. Brokered deposits decreased approximately $0.5 million, or 0.8%, compared to December 31, 2021. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	For the Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$319,771	0.18%	$60,162	0.25%
Money market accounts	1,022,564	0.38%	856,615	0.38%
Brokered deposits	58,549	0.46%	30,480	0.31%
Savings accounts	13,189	0.10%	25,064	0.37%
Certificates of deposit	258,314	0.65%	236,420	0.74%
Total interest-bearing deposits	1,672,387	0.38%	1,208,741	0.44%
Noninterest-bearing deposits	764,763	—%	524,114	—%
Total deposits	$2,437,150	0.26%	$1,732,855	0.31%

The following table presents the ending balances and percentage of total deposits for the periods indicated.

	For the Three Months Ended March 31, 2022		For the Year Ended December 31, 2021
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$356,600	13.8%	$310,362	13.1%
Money market accounts	1,037,795	40.1%	1,055,033	44.5%
Brokered deposits	57,908	2.2%	58,365	2.5%
Savings accounts	12,397	0.5%	12,558	0.5%
Certificates of deposit	251,220	9.7%	261,067	11.0%
Total interest-bearing deposits	1,715,920	66.3%	1,697,385	71.6%
Noninterest-bearing deposits	871,357	33.7%	674,003	28.4%
Total deposits(1)	$2,587,277	100.0%	$2,371,388	100.0%
__________________________________
(1)Balance Sheet does not illustrate brokered deposits as presented above.
For more information regarding the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of March 31, 2022, and December 31, 2021, refer to Note 6 Deposits to the Consolidated Financial Statements (unaudited) dated March 31, 2022.
Debt
See Note 7 - Debt and Borrowings to the Consolidated Financial Statements (unaudited) dated March 31, 2022, for additional information regarding our Subordinated Debt and Valley National Line of Credit.
Borrowings
We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2022, approximately $236.6 million in total loans that were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2022 and December 31, 2021, we had $5.0 million and $35.0 million in outstanding advances, respectively. As of March 31, 2022 and December 31, 2021, we had $145.2 million and $113.0 million, respectively, in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged.
The following table sets forth certain information on our FHLB borrowings during the periods presented.

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Weighted average interest rate at period-end	0.81%	1.96%
Maximum month-end balance during period	$35,000	$40,000
Average balance outstanding during period	$26,333	$40,000
Weighted average interest rate during period	2.04%	1.96%
Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of March 31, 2022 and December 31, 2021.

Liquidity and Capital Resources
Capital Resources
Stockholders’ equity decreased $1.8 million, or 0.8%, to $229.8 million on March 31, 2022, compared to December 31, 2021, primarily due to a decrease of $6.3 million in accumulated other comprehensive net income partially offset by net income of $2.4 million for the three months ended March 31, 2022.
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
As of March 31, 2022, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.
During the three months ended March 31, 2022, the Company infused $7.5 million of capital into the Bank to support asset growth and maintain well capitalized ratios at the Bank.
The following table presents our regulatory capital ratios as of March 31, 2022, and December 31, 2021. The amounts presented exclude the capital conservation buffer.

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital ratio
Bank	$235,860	12.8%	$147,313	8.0%	$184,141	10.0%
Company	250,202	13.6%	147,313	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	221,203	12.0%	110,484	6.0%	147,313	8.0%
Company	211,136	11.5%	110,484	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	221,203	8.1%	108,580	4.0%	135,725	5.0%
Company	211,136	7.8%	108,580	4.0%	N/A	N/A
Common Equity Tier 1
Bank	221,203	12.0%	82,863	4.5%	119,692	6.5%
Company	211,136	11.5%	82,863	4.5%	N/A	N/A

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital ratio
Bank	$222,696	12.1%	$147,313	8.0%	$184,141	10.0%
Company	220,206	12.0%	147,313	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	208,997	11.3%	110,484	6.0%	147,313	8.0%
Company	206,507	11.9%	110,484	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	208,997	7.7%	108,580	4.0%	135,725	5.0%
Company	206,507	7.7%	108,580	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	208,997	12.1%	82,863	4.5%	119,692	6.5%
Company	206,507	11.9%	82,863	4.5%	N/A	N/A
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
On March 31, 2022, we had the ability to generate approximately $494.3 million in additional liquidity through all of our available resources beyond our overnight funds sold position. During the three months ended March 31, 2022, the Company issued $25.0 million in subordinated notes payable due 2032 and also increased the availability under its revolving line of credit at Valley National Bank, N.A. from $10 million to $25.0 million. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is currently sufficient to meet our ongoing needs.
We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. On March 31, 2022, and December 31, 2021, there were $236.6 million and $235.3 million in total loans pledged to the FHLB for liquidity. Our investment portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our investment portfolio was 5.07 years and 4.41 years on March 31, 2022, and December 31, 2021, respectively. The duration of our investment portfolio was 4.48 years and 4.08 years on March 31, 2022, and December 31, 2021, respectively.
As we deploy our capital and continue to grow our operations, we maintain cash in our holding company for added liquidity. As of March 31, 2022, cash held at the holding company was approximately $12.9 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $28.2 million during three months ended March 31, 2022, compared to an average net overnight funds sold position of $42.9 million for the year ended December 31, 2021. As of March 31, 2022, cash held at the Federal Reserve was approximately $670.1 million compared to $544.0 million as of December 31, 2021.

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
Inflation
We are experiencing and may continue to experience labor cost inflation and constraints in hiring qualified employees. We aim to offset the potential unfavorable impact of these items with automation, productivity improvements, and other initiatives. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. At March 31, 2022, inflation was rising at a higher and more sustained level than anticipated by the Federal Reserve. As a result, the current market expects a change in monetary policy which would include interest rate increases in 2022 which could lead to market volatility.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2022.

(Dollars in thousands)	Due in One Year or Less	Due after One Through Three Years	Due After Three Through Five Years	Due After Five Years	Total
FHLB advances	$—	$—	$—	$5,000	$5,000
Time deposits of $250,000 or less	84,168	4,452	—	—	88,620
Time deposits of more than $250,000	164,208	3,020	—	—	167,228
Operating leases	1,349	2,371	1,493	445	5,658
Subordinated debt	—	—	—	24,409	24,409
Total	$249,725	$9,843	$1,493	$29,854	$290,915
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
Our commitments associated with outstanding letters of credit and commitments to extend credit as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Unfunded lines of credit	$460,743	$418,167
Commitments to extend credit	102,193	108,824
Standby letters of credit	11,842	12,095
Total credit extension commitments	$574,778	$539,086

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
Certain Performance Metrics
The following table shows the return on average assets (computed as annualized net income divided by average total assets), return on average equity (computed as annualized net income divided by average equity) and average equity to average assets ratios for the three months ended March 31, 2022, and 2021.

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Return on average assets	0.36%	0.90%
Return on average equity	4.23%	8.74%
Average equity to average assets	8.48%	10.35%
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

REPRICING GAP

March 31, 2022 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Interest Earning Assets
Loans	$468,979	$58,224	$229,046	$756,249	$1,052,912	$1,809,161
Loans held for sale	988	—	—	988	—	988
Securities	43,524	13,398	10,393	67,315	145,546	212,861
Interest earning deposits at other financial institutions	671,595	—	—	671,595	46,042	717,637
Federal funds sold	24,089	—	—	24,089	—	24,089
FHLB & FRB stock	7,286	—	—	7,286	—	7,286
Total interest earning assets	$1,216,461	$71,622	$239,439	$1,527,522	$1,244,500	$2,772,022
Interest-Bearing Liabilities
Interest-bearing deposits	$731,091	$24,384	$109,728	$865,203	$594,869	$1,460,072
Time deposits	28,803	53,057	166,516	248,376	7,472	255,848
Total interest-bearing deposits	759,894	77,441	276,244	1,113,579	602,341	1,715,920
FHLB advances	—	—	—	—	5,000	5,000
Subordinated debt	—	—	—	—	24,409	24,409
Total interest-bearing liabilities	$759,894	$77,441	$276,244	$1,113,579	$631,750	$1,745,329
Period gap	$456,567	$(5,819)	$(36,805)	$413,943	$612,750
Cumulative gap	$456,567	$450,748	$413,943	$413,943	$1,026,693
Ratio of cumulative gap to total earning assets	37.53%	629.34%	172.88%	27.10%	82.50%
Ratio of cumulative gap to cumulative total earning assets	16.47%	16.26%	14.93%	14.93%	37.04%

CASH FLOW GAP

March 31, 2022 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Interest Earning Assets
Loans	$119,724	$65,347	$287,759	$472,830	$1,336,331	$1,809,161
Loans held for sale	988	—	—	988	—	988
Securities	7,533	6,912	15,356	29,801	183,060	212,861
Interest earning deposits at other financial institutions	671,595	—	—	671,595	46,042	717,637
Federal funds sold	24,089	—	—	24,089	—	24,089
FHLB & FRB stock (1)	7,286	—	—	7,286	—	7,286
Total interest earning assets	$831,215	$72,259	$303,115	$1,206,589	$1,565,433	$2,772,022
Interest-Bearing Liabilities
Interest-bearing deposits	$731,091	$24,384	$109,728	$865,203	$594,869	$1,460,072
Time deposits	28,803	53,057	166,516	248,376	7,472	255,848
Total interest-bearing deposits	759,894	77,441	276,244	1,113,579	602,341	1,715,920
FHLB advances	5,000	—	—	5,000	—	5,000
Subordinated debt	—	—	—	—	24,409	24,409
Total interest-bearing liabilities	$764,894	$77,441	$276,244	$1,118,579	$626,750	$1,745,329
Period gap	$66,321	$(5,182)	$26,871	$88,010	$938,683
Cumulative gap	$66,321	$61,139	$88,010	$88,010	$1,026,693
Ratio of cumulative gap to total earning assets	7.98%	84.61%	29.04%	7.29%	65.59%
Ratio of cumulative gap to cumulative total earning assets	2.39%	2.21%	3.17%	3.17%	37.04%
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
The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of March 31, 2022, and December 31, 2021.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	—%	5.0%	10.0%	15.0%	20.0%
March 31, 2022	(17.9)%	(16.1)%	(14.8)%	(9.0)%	—%	6.0%	11.8%	17.6%	23.4%
December 31, 2021	(6.0)%	(4.0)%	(1.5)%	1.3%	—%	4.2%	8.4%	12.4%	16.2%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	—%	5.0%	10.0%	15.0%	20.0%
March 31, 2022	(32.1)%	(31.1)%	(26.4)%	(11.3)%	—%	7.4%	14.9%	22.4%	29.8%
December 31, 2021	(15.6)%	(12.5)%	(9.1)%	(4.7)%	—%	6.5%	12.7%	18.6%	24.4%
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
The following table illustrates the results of our EVE analysis as of March 31, 2022, and December 31, 2021.

Economic Value of Equity	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	—%	10.0%	15.0%	20.0%	30.0%
March 31, 2022	(5.5)%	(7.1)%	(7.1)%	(2.9)%	—%	1.1%	1.9%	2.0%	1.6%
December 31, 2021	6.7%	6.2%	5.9%	4.8%	—%	(3.7)%	(7.3)%	(11.1)%	(15.4)%
Critical Accounting Policies and Estimates
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include our accounting for the allowance for loan losses and fair value measurements. Significant accounting policies are discussed in the Notes to Consolidated Financial Statements within our Annual Report. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2022.
In June 2016, FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments). For Public Business Entities that are non-SEC filers and for SEC filers that are considered small reporting companies, it is effective for January 1, 2023. Early adoption is still permitted. The Company's management is in the process of evaluating credit loss estimation models. Updates to business processes and the documentation of accounting policy decisions are ongoing. The Company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2023.
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

Reconciliation of non-GAAP Financial Measures

	Three Months Ended
(Dollar amounts in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Net interest income (GAAP)	$19,047	$18,123	$17,879
Total non-interest income	1,273	1,290	1,119
Total non-interest expense	16,495	12,900	11,788
Pre-tax pre-provision earnings (non-GAAP)	$3,825	$6,513	$7,210
Total adjustments to non-interest expense (1)	(2,915)	—	(684)
Adjusted pre-tax pre-provision earnings (non-GAAP)	$6,740	$6,513	$7,894

Net interest income after provision for loan losses (GAAP)	$18,196	$16,243	$16,841
Total non-interest income	1,273	1,290	1,119
Total non-interest expense	16,495	12,900	11,788
Total adjustments to non-interest expense (1)	(2,915)	—	(684)
Adjusted income before income taxes (non-GAAP)	$5,889	$4,633	$6,856
Income tax provision	903	673	1,541
Adjusted net income (non-GAAP)	$4,986	$3,960	$5,315

Return on average assets (GAAP)	0.36%	0.58%	0.90%
Annualized pre-tax pre-provision ROAA (non-GAAP)	0.57%	0.95%	1.36%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	1.00%	0.95%	1.49%
(1)Adjustments to non-interest expense for the three months ended March 31, 2022 were related to severance and accelerated vesting expense related to the departure of the former Chief Executive Officer. Adjustments to non-interest expense for the three months ended March 31, 2021 were related to change in control payments to two former Marquis employees.

(Dollar amounts in thousands, except per share data)	March 31, 2022	December 31, 2021
Total loans held for investment (GAAP)	$1,809,161	$1,764,460
Add allowance for loan loss ("ALLL")	13,555	12,704
Total gross loans held for investment ("LHFI")	1,822,716	1,777,164
Less Professional Bank net PPP loans ("PPP")	$31,097	$58,615
Total gross LHFI excluding net PPP loans (non-GAAP)	$1,791,619	$1,718,549
Add purchase accounting loan marks ("PA")	11,466	13,003
Total gross LHFI excluding net PPP loans (non-GAAP) + PA marks	$1,803,085	$1,731,552

ALLL as a % of LHFI (GAAP)	0.75%	0.72%
ALLL as a % of total LHFI excluding net PPP loans (non-GAAP)	0.76%	0.74%
PA marks + ALLL / LHFI excluding net PPP loans (non-GAAP)	1.39%	1.48%

(Dollar amounts in thousands, except per share data)	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Net interest income (GAAP)	$19,047	$18,123	$17,879
Less: PPP net interest income recognized	(1,059)	(1,269)	(2,982)
Net interest income excluding PPP (non-GAAP)	17,988	16,854	14,897
Less: PA premium/discounts	(1,661)	(1,442)	(1,269)
Net interest income excluding PPP and PA (non-GAAP)	$16,327	$15,412	$13,628
Average interest earning assets (GAAP)	2,599,372	2,584,329	1,986,324
Less: average PPP loans	(44,585)	(72,728)	(190,713)
Average interest earning assets, excluding PPP (non-GAAP)	2,554,787	2,511,601	1,795,611
Add: average PA marks	12,314	14,051	18,459
Average interest earning assets, excluding PPP and PA (non-GAAP)	$2,567,101	$2,525,652	$1,814,070
Net interest margin (GAAP)	2.97%	2.78%	3.65%
Net interest margin excluding PPP (non-GAAP)	2.86%	2.66%	3.36%
Net interest margin excluding PPP and PA (non-GAAP)	2.58%	2.42%	3.04%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Control Procedures
As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.
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
Item 1A. Risk Factors.
The section titled Risk Factors in Part I, Item 1A of our 2021 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. Other than as noted below, there have been no material changes to our risk factors as previously described under Item 1A of our 2021 Form 10-K.
Our business and financial results are affected by general economic conditions, employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition.
In general, a prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. Differing rates of economic recovery from the COVID-19 pandemic around the world along with continued dislocations in supply chains remain a concern for policy makers and financial markets. To the extent global economic conditions negatively affect the U.S. economy, they also could negatively affect the credit performance of the loans in our book of business. Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and financial markets. Global or domestic political unrest also could affect economic growth and financial markets. For example, the ongoing conflict between Russia and Ukraine and related economic sanctions imposed on Russia, as well as any further actions by Russia, the United States or others relating to this conflict, may further impact the global economy and financial markets, which could further increase inflationary pressure and interest rates, as well as negatively affect economic growth and result in disruptions in the financial markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Not applicable.
(b)Not applicable.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
As detailed in our 10-K Part II, Item 5 for the year ended December 31, 2021, on May 5, 2021, the Company’s Board of Directors authorized the purchase from time to time of up to $10 million of the Company’s Class A voting common stock. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The purchases made during the three months ended March 31, 2022, are shown below:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan
January 1, 2022 to January 31, 2022:	—	$—	$4,091,454
February 1, 2022 to February 28, 2022:	—	—	4,091,454
March 1, 2022 to March 31, 2022:	—	—	4,091,454
Total - 1st Quarter	—	$—	$4,091,454

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the CEO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the CFO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
31.3	Certification of the CAO pursuant to Sec. 301 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of the CAO pursuant to 18 USC Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, in the capacities set forth opposite their names on May 13, 2022.

Signature	Title	Date

/s/ Abel L. Iglesias	Chief Executive Officer	May 13, 2022
Abel L. Iglesias	(Principal Executive Officer)

/s/ Mary Usategui	Chief Financial Officer	May 13, 2022
Mary Usategui	(Principal Financial Officer)

/s/ Jennifer Boyd	Chief Accounting Officer	May 13, 2022
Jennifer Boyd	(Principal Accounting Officer)