Form 10-Q
period 2022-06-30
Professional Holding Corp.
filed 2022-08-12
CIK 1630856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

For the quarterly period ended	Commission file
June 30, 2022	number 001-39215
Professional Holding Corp.
(Exact name of Registrant as specified in its charter)

FL	46-5144312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Number of shares of common stock outstanding as of August 10, 2022: 13,773,115

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited).
PROFESSIONAL HOLDING CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$41,202	$38,469
Interest earning deposits	299,834	545,521
Federal funds sold	27,043	13,477
Cash and cash equivalents	368,079	597,467
Securities available for sale, at fair value - taxable	164,354	175,536
Securities available for sale, at fair value - tax-exempt	27,453	18,765
Securities held to maturity (fair value June 30, 2022 – $197, December 31, 2021 – $242)	204	236
Equity securities	6,359	6,638
Loans, net of allowance of $15,142 and $12,704 as of June 30, 2022 and December 31, 2021, respectively	1,972,091	1,764,460
Loans held for sale	—	165
Premises and equipment, net	8,570	9,020
Bank owned life insurance	54,134	38,485
Goodwill and intangibles	25,639	25,766
Other assets	34,631	27,573
Total assets	$2,661,514	$2,664,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – noninterest bearing	$777,501	$674,003
Demand – interest bearing	339,942	310,362
Money market and savings	1,055,813	1,121,330
Time deposits	208,479	265,693
Total deposits	2,381,735	2,371,388
Federal Home Loan Bank advances	—	35,000
Official checks	5,815	4,125
Other borrowings	—	10,000
Subordinated debt	24,436	—
Accrued interest and other liabilities	15,930	12,074
Total liabilities	2,427,916	2,432,587
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 14,699,975 and outstanding 13,742,381 shares as of June 30, 2022, and authorized 50,000,000 shares, issued 14,393,750 and outstanding 13,446,400 shares at December 31, 2021	147	144
Class B Non-Voting Common stock, $0.01par value; 10,000,000 shares authorized, none issued and outstanding on June 30, 2022 and December 31, 2021	—	—
Treasury stock, at cost	(16,201)	(16,003)
Additional paid-in capital	215,541	212,012
Retained earnings	45,533	36,120
Accumulated other comprehensive income (loss)	(11,422)	(749)
Total stockholders’ equity	233,598	231,524
Total liabilities and stockholders' equity	$2,661,514	$2,664,111
See accompanying notes to consolidated financial statements.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$21,600	$18,311	$41,380	$37,544
Investment securities - taxable	704	161	1,342	340
Investment securities - tax-exempt	232	189	445	392
Dividend income on restricted stock	105	99	202	194
Other	1,029	202	1,323	264
Total interest income	23,670	18,962	44,692	38,734

Interest expense
Deposits	1,491	1,430	3,077	2,747
Federal Home Loan Bank advances	3	190	137	386
Subordinated debt	266	77	498	207
Other borrowings	1	63	24	313
Total interest expense	1,761	1,760	3,736	3,653

Net interest income	21,909	17,202	40,956	35,081
Provision for loan losses	2,240	762	3,091	1,800
Net interest income after provision for loan losses	19,669	16,440	37,865	33,281

Noninterest income
Service charges on deposit accounts	577	1,199	1,094	1,594
Income from bank owned life insurance	376	281	649	563
SBA origination fees	48	—	48	145
Swap fee income	—	364	112	573
Loans held for sale income	45	226	116	301
Gain on sale and call of securities	13	21	13	22
Other	722	211	1,022	223
Total noninterest income	1,781	2,302	3,054	3,421

Noninterest expense
Salaries and employee benefits	7,473	7,099	18,693	13,883
Occupancy and equipment	1,010	905	2,012	2,007
Data processing	304	276	618	566
Marketing	125	165	321	318
Professional fees	886	770	1,805	1,398
Acquisition expenses	—	—	—	684
Regulatory assessments	473	418	1,022	767
Other	2,333	1,321	4,628	3,119
Total noninterest expense	12,604	10,954	29,099	22,742

Income before income taxes	8,846	7,788	11,820	13,960
Income tax provision	1,852	1,457	2,407	2,844
Net income	$6,994	$6,331	$9,413	$11,116

Earnings per share:
Basic	$0.52	$0.47	$0.70	$0.83
Diluted	$0.50	$0.45	$0.67	$0.80

Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale	(5,841)	(505)	(14,308)	(794)
Tax effect	1,481	124	3,635	195
Other comprehensive gain (loss), net of tax	(4,360)	(381)	(10,673)	(599)
Comprehensive income (loss)	$2,634	$5,950	$(1,260)	$10,517
See accompanying notes to consolidated financial statements.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollar amounts in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance on December 31, 2020	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565
Employee stock purchase plan	1,851	—	—	34	—	—	34
Stock based compensation	—	1	—	709	—	—	710
Exercise of stock options	64,414	—	—	—	—	—	—
Restricted stock issued	122,455	1	—	543	—	—	544
Treasury stock	(247,768)	—	(4,335)	(7)	—	—	(4,342)
Net income	—	—	—	—	11,116	—	11,116
Other comprehensive income (loss)	—	—	—	—	—	(599)	(599)
Balance on June 30, 2021	13,475,781	$143	$(13,544)	$210,274	$25,872	$283	$223,028

Balance on December 31, 2021	13,446,400	$144	$(16,003)	$212,012	$36,120	$(749)	$231,524
Stock based compensation	—	—	—	2,230	—	—	2,230
Exercise of stock options	115,472	1	—	1,301	—	—	1,302
Restricted stock issued	190,753	2	—	(2)	—	—	—
Treasury stock	(10,244)	—	(198)	—	—	—	(198)
Net income	—	—	—	—	9,413	—	9,413
Other comprehensive income (loss)	—	—	—	—	—	(10,673)	(10,673)
June 30, 2022	13,742,381	$147	$(16,201)	$215,541	$45,533	$(11,422)	$233,598

Balance on March 31, 2021	13,661,567	$143	$(10,087)	$209,770	$19,541	$664	$220,031
Employee stock purchase plan	978	—	—	18	—	—	18
Stock based compensation expense	—	—	—	385	—	—	385
Exercise of stock options	8,359	—	—	—	—	—	—
Restricted stock issued	(1,834)	—	—	107	—	—	107
Treasury stock	(193,289)	—	(3,457)	(6)	—	—	(3,463)
Net income	—	—	—	—	6,331	—	6,331
Other comprehensive income (loss)	—	—	—	—	—	(381)	(381)
Balance on June 30, 2021	13,475,781	$143	$(13,544)	$210,274	$25,872	$283	$223,028

Balance on March 31, 2022	13,665,801	$146	$(16,201)	$214,351	$38,539	$(7,062)	$229,773
Stock based compensation expense	—	—	—	505	—	—	505
Exercise of stock options	55,807	1	—	685	—	—	686
Restricted stock issued	20,773	—	—	—	—	—	—
Net income	—	—	—	—	6,994	—	6,994
Other comprehensive income (loss)	—	—	—	—	—	(4,360)	(4,360)
Balance on June 30, 2022	13,742,381	$147	$(16,201)	$215,541	$45,533	$(11,422)	$233,598
See accompanying notes to consolidated financial statements

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except share data)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$9,413	$11,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,091	1,800
Amortization of purchase accounting adjustments	(3,262)	(2,581)
Depreciation and amortization	89	702
Gain on call of securities	(13)	(22)
Gain on loans held for sale	(116)	(301)
Equity unrealized change in market value	336	63
Net amortization of securities	726	1,396
Net amortization of deferred loan fees	(2,865)	(4,400)
Originations of loans held for sale	(7,713)	(15,728)
Proceeds from sales of loans held for sale	7,994	15,260
Income from bank-owned life insurance	(649)	(563)
Loss (gain) on disposal of premises and equipment	(1)	137
Employee stock purchase plan	—	34
Stock compensation	2,230	710
Changes in operating assets and liabilities:
Accrued interest receivable	8	1,217
Other assets	(3,823)	811
Official checks, accrued interest, interest payable and other liabilities	5,630	(1,227)
Net cash provided by (used in) operating activities	11,075	8,424

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	14,036	11,123
Proceeds from calls of securities available for sale	4,175	4,648
Proceeds from paydowns of securities held to maturity	31	257
Purchase of securities available for sale	(30,737)	(50,922)
Purchase of equity securities	(57)	—
Loans originations, net of principal repayments	(204,791)	(45,437)
Redemption of Federal Reserve Bank stock	(589)	—
Purchase of Federal Home Loan Bank Stock	—	(192)
Net redemption of Federal Home Loan Bank Stock	981	888
Purchase of bank-owned life insurance	(15,000)	—
Purchases of premises and equipment, net	(206)	(1,376)
Net cash used in investing activities	(232,157)	(81,011)

Cash flows from financing activities
Net increase in deposits	10,590	618,107
Proceeds from issuance of stock, net of issuance costs	1,302	544
Purchase of treasury stock	(198)	(4,342)
Repayments of Federal Home Loan advances	(35,000)	(5,000)
Net proceeds from issuance of subordinated notes payable	25,000	—
Repayment of line of credit	(10,000)	—
Repayments of PPPLF advances	—	(101,358)
Net cash provided by (used in) financing activities	(8,306)	507,951

Increase (decrease) in cash and cash equivalents	(229,388)	435,364
Cash and cash equivalents at beginning of period	597,467	216,972
Cash and cash equivalents at end of period	$368,079	$652,336

Supplemental cash flow information:
Cash paid during the period for interest	$3,872	$4,425
Cash paid during the period for taxes	3,956	3,000
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
Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
New accounting standards that have not yet been adopted:
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company’s financial statements:

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326)
Description	In March 2022, FASB issued ASU 2022-02 which eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases.
Date of Adoption	ASU 2022-02 is effective January 1, 2023.
Effect on the Consolidated Financial Statements	This ASU will have an impact on our financial statement disclosures but not a material impact on our financial statements.

ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
Description	In June 2022, FASB issued ASU 2022-03 which clarifies that a contractual sale restriction should not be considered in measuring fair value. ASU 2022-03 also requires that entities disclose certain qualitative and quantitative information about securities with contractual sale restrictions.
Date of Adoption	ASU 2022-03 is effective January 1, 2023.
Effect on the Consolidated Financial Statements	We are evaluating the impact of this ASU, however it is not believed to be material.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of employee stock awards during the year.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share:
Net income	$6,994	$6,331	$9,413	$11,116
Total weighted average common stock outstanding	13,446,335	13,397,747	13,396,240	13,419,929
Net income per share	$0.52	$0.47	$0.70	$0.83
Diluted earnings per share:
Net income	$6,994	$6,331	$9,413	$11,116
Total weighted average common stock outstanding	13,446,335	13,397,747	13,396,240	13,419,929
Add: dilutive effect of employee restricted stock and options	628,550	564,822	614,006	521,900
Total weighted average diluted stock outstanding	14,074,885	13,962,569	14,010,246	13,941,829
Net income per share	$0.50	$0.45	$0.67	$0.80

Anti-dilutive restricted stock and options	29,250	270,850	65,672	270,850
NOTE 3 — SECURITIES
The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity on June 30, 2022, and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Available for sale - taxable
Small Business Administration loan pools	$35,355	$33	$(442)	$34,946
Mortgage-backed securities (1)	138,666	—	(13,529)	125,137
United States agency obligations	2,945	—	(178)	2,767
Corporate bonds	1,500	4	—	1,504
Total available for sale - taxable	$178,466	$37	$(14,149)	$164,354
Available for sale - tax-exempt
Community Development District bonds	$25,488	$13	$(1,069)	$24,432
Municipals	3,155	—	(134)	3,021
Total available for sale - tax-exempt	$28,643	$13	$(1,203)	$27,453

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to Maturity
Residential mortgage-backed securities	$204	$—	$(7)	$197
Total Held to Maturity	$204	$—	$(7)	$197
(1)$100.0 million is residential mortgage-backed and $25.2 million is commercial mortgage-backed.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual Funds	$5,502	$—	$—	$5,502
Other equity securities	857	—	—	857
Total Equity	$6,359	$—	$—	$6,359

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale - taxable
Small Business Administration loan pools	$40,368	$38	$(472)	$39,934
Mortgage-backed securities (1)	131,273	70	(1,240)	130,103
United States agency obligations	3,939	54	(7)	3,986
Corporate bonds	1,500	13	—	1,513
Total available for sale - taxable	$177,080	$175	$(1,719)	$175,536
Available for sale - tax-exempt
Community development district bonds	$17,163	$512	$(1)	$17,674
Municipals	1,051	40	—	1,091
Total available for sale - tax-exempt	$18,214	$552	$(1)	$18,765

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to Maturity
Residential mortgage-backed securities	$236	$6	$—	$242
Total held to maturity	$236	$6	$—	$242
(1)$104.0 million is residential mortgage-backed and $26.1 million is commercial mortgage-backed.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual funds	$5,838	$—	$—	$5,838
Other equity securities	800	—	—	800
Total equity	$6,638	$—	$—	$6,638
As of June 30, 2022, and December 31, 2021, corporate bonds were comprised of investments in the financial services industry. During the six months ended June 30, 2022, the net investment portfolio decreased by $2.8 million primarily due to $18.2 million in investment calls, redemptions and paydowns, coupled with unrealized losses of $14.3 million during the year with a related tax effect of $3.6 million, partially offset by purchases of approximately $30.7 million in mortgage-backed securities ("MBS") community development district bonds ("CDD"), and municipal bonds.
Total securities pledged as of June 30, 2022, and December 31, 2021, were $1.9 million and $2.4 million, respectively, which included securities pledged for derivative swap transactions and pledged for public funds.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities not due at a single maturity date are shown separately. The scheduled maturities of securities as of June 30, 2022, are as follows:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$5,440	$5,426
Due after one year through five years	22,955	21,971
Due after five years through ten years	4,693	4,327
Due after ten years	—	—
Subtotal	33,088	31,724

Small Business Administration loan pools	35,355	34,946
Mortgage-backed securities	138,666	125,137
Total available for sale	$207,109	$191,807

Held to maturity
Mortgage-backed securities	$204	$197
Total held to maturity	$204	$197
On June 30, 2022, and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. On June 30, 2022, and December 31, 2021, the number of investment positions that are in an unrealized loss position were 198 and 92, respectively.

The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding on June 30, 2022, and December 31, 2021, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Available for sale - taxable
Small Business Administration loan pools	$4,145	$(79)	$24,445	$(363)	$28,590	$(442)
Mortgage-backed securities	114,856	(12,206)	10,375	(1,323)	125,231	(13,529)
United States agency obligations	2,767	(178)	—	—	2,767	(178)
Total available for sale - taxable	$121,768	$(12,463)	$34,820	$(1,686)	$156,588	$(14,149)
Available for sale - tax-exempt
Community Development District bonds	$20,627	$(1,069)	$—	$—	$20,627	$(1,069)
Municipals	3,020	(134)	—	—	3,020	(134)
Total available for sale - tax-exempt	$23,647	$(1,203)	$—	$—	$23,647	$(1,203)

December 31, 2021
Available for sale - taxable
Small Business Administration loan pools	$17,428	$(335)	$14,872	$(136)	$32,300	$(471)
Mortgage-backed securities	109,621	(1,168)	1,710	(73)	111,331	(1,241)
United States agency obligations	1,930	(7)	—	—	1,930	(7)
Total available for sale - taxable	$128,979	$(1,510)	$16,582	$(209)	$145,561	$(1,719)
Available for sale - tax-exempt
Community Development District bonds	$809	$(1)	$—	$—	$809	$(1)
Total available for sale - tax-exempt	$809	$(1)	$—	$—	$809	$(1)
The unrealized holding losses within the investment portfolio are considered to be temporary and are mainly due to changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since SBA loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not have any securities in an Other Than Temporary Impairment (“OTTI”) position. The Company does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. No credit losses were recognized during the six months ended June 30, 2022, or during the year ended December 31, 2021.

NOTE 4 — LOANS
Loans on June 30, 2022, and December 31, 2021, were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Loans held for investment:
Commercial real estate	$1,034,487	$902,654
Residential real estate	422,239	377,511
Commercial (non-PPP)	387,317	325,415
Commercial (PPP)	8,176	58,615
Construction and land development	114,938	91,520
Consumer and other	20,076	21,449
Total loans held for investment, gross	1,987,233	1,777,164
Allowance for loan losses	(15,142)	(12,704)
Loans held for investment, net	$1,972,091	$1,764,460

Loans held for sale:
Loans held for sale	$—	$165
Total loans held for sale	$—	$165
The recorded investment in loans excludes accrued interest receivable due to immateriality.
On June 30, 2022, and December 31, 2021, there were $245.4 million and $235.3 million, respectively in total loans pledged to the Federal Home Loan Bank (“FHLB”).

Loan premiums for loans purchased are amortized over the life of the loan with acceleration upon the increase in principal paydowns or payoffs. On June 30, 2022, and December 31, 2021, loan premiums for purchased loans were $0.3 million and $0.4 million, respectively. Net discounts for loans acquired through business acquisitions totaled $9.9 million and $13.0 million, as of June 30, 2022, and December 31, 2021, respectively.
There are no loans over 90 days past due and accruing as of June 30, 2022, or December 31, 2021.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2022, and December 31, 2021, by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
June 30, 2022
Commercial real estate	$—	$284	$—	$—	$284	$1,034,203	$1,034,487
Residential real estate	—	—	—	—	—	422,239	422,239
Commercial (non-PPP)	326	88	—	1,468	1,882	385,435	387,317
Commercial (PPP)	178	7	—	—	185	7,991	8,176
Construction and land development	—	—	—	—	—	114,938	114,938
Consumer and other	—	—	—	—	—	20,076	20,076
Total	$504	$379	$—	$1,468	$2,351	$1,984,882	$1,987,233

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2021
Commercial real estate	$292	$—	$—	$—	$292	$902,362	$902,654
Residential real estate	—	—	—	—	—	377,511	377,511
Commercial (non-PPP)	449	—	—	1,468	1,917	323,498	325,415
Commercial (PPP)	7	—	—	—	7	58,608	58,615
Construction and land development	—	—	—	—	—	91,520	91,520
Consumer and other	—	—	—	654	654	20,795	21,449
Total	$748	$—	$—	$2,122	$2,870	$1,774,294	$1,777,164
Troubled Debt Restructurings:
The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings (“TDR”) were $1.0 million and $55 thousand as of June 30, 2022, and December 31, 2021, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2022, and December 31, 2021. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.
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
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2022
Commercial real estate	$1,031,944	$285	$2,258	$—	$1,034,487
Residential real estate	421,199	1,040	—	—	422,239
Commercial (non-PPP)	385,435	414	1,468	—	387,317
Commercial (PPP)	8,176	—	—	—	8,176
Construction and land development	114,938	—	—	—	114,938
Consumer	20,004	72	—	—	20,076
Total	$1,981,696	$1,811	$3,726	$—	$1,987,233

December 31, 2021
Commercial real estate	$900,364	$—	$2,290	$—	$902,654
Residential real estate	377,511	—	—	—	377,511
Commercial (non-PPP)	323,657	290	1,468	—	325,415
Commercial (PPP)	58,615	—	—	—	58,615
Construction and land development	91,520	—	—	—	91,520
Consumer	20,712	83	—	654	21,449
Total	$1,772,379	$373	$3,758	$654	$1,777,164

Purchased Credit Impaired Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial real estate	$5,804	$5,845
Residential real estate	—	89
Commercial	202	410
Construction and development	—	—
Consumer and other loans	—	—
Carrying amount	$6,006	$6,344
Accretable yield for all purchased credit impaired loans were as follows for the six months ended June 30, 2022 and 2021 :

(Dollars in thousands)	2022	2021
Balance at January 1	(573)	(630)
New loans purchased	—	—
Adjustment of income	—	—
Accretion	135	195
Reclassifications from nonaccretable difference	(397)	(136)
Disposals	373	—
Balance on June 30	$(462)	$(571)
For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded or reversed during the six months ended June 30, 2022.
Non-Performing Assets
As of June 30, 2022, the Company had nonperforming assets of $1.5 million, or 0.06% of total assets, compared to nonperforming assets of $2.1 million, or 0.08% of total assets, on December 31, 2021. The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination of a confirmed loss is made on a loan. There was one charge-off of an impaired loan of $0.7 million in the consumer loan category for the six months ended June 30, 2022, compared to a partial charge-off of $7.6 million for the six months ended June 30, 2021 on a commercial loan.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30, 2022
(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and land Development	Consumer and Other	Total
June 30, 2022
Allowance for loan losses:
Beginning balance	$4,735	$2,382	$5,133	$511	$794	$13,555
Provision for loan losses	1,194	584	292	166	4	2,240
Loans charged-off	—	—	—	—	(653)	(653)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$5,929	$2,966	$5,425	$677	$145	$15,142

	Three Months Ended June 30, 2021
(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and land Development	Consumer and Other	Total
June 30, 2021
Allowance for loan losses:
Beginning balance	$3,482	$2,188	$3,521	$404	$61	$9,656
Provision for loan losses	803	81	(98)	(43)	19	762
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$4,285	$2,269	$3,423	$361	$80	$10,418

	Six Months Ended June 30, 2022
(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
June 30, 2022
Allowance for loan losses:
Beginning balance	$4,471	$2,339	$4,637	$471	$786	$12,704
Provision for loan losses	1,458	627	788	206	12	3,091
Loans charged-off	—	—	—	—	(653)	(653)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$5,929	$2,966	$5,425	$677	$145	$15,142

	Six Months Ended June 30, 2021
(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
June 30, 2021
Allowance for loan losses:
Beginning balance	$3,159	$2,177	$10,462	$388	$73	$16,259
Provision for loan losses	1,126	92	602	(27)	7	1,800
Loans charged-off	—	—	(7,641)	—	—	(7,641)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$4,285	$2,269	$3,423	$361	$80	$10,418

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
June 30, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$702	$—	$—	$702
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	5,929	2,966	4,723	677	145	14,440
Total ending allowance balance	$5,929	$2,966	$5,425	$677	$145	$15,142

Loans:
Loans individually evaluated for impairment	$2,258	$—	$1,468	$—	$—	$3,726
Loans collectively evaluated for impairment	1,032,229	422,239	394,025	114,938	20,076	1,983,507
Total ending loans balance	$1,034,487	$422,239	$395,493	$114,938	$20,076	$1,987,233

December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$671	$—	$654	$1,325
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	4,471	2,339	3,966	471	132	11,379
Total ending allowance balance	$4,471	$2,339	$4,637	$471	$786	$12,704

Loans:
Loans individually evaluated for impairment	$2,290	$—	$1,468	$—	$654	$4,412
Loans collectively evaluated for impairment	900,364	377,511	382,562	91,520	20,795	1,772,752
Total ending loans balance	$902,654	$377,511	$384,030	$91,520	$21,449	$1,777,164

NOTE 6 — DEPOSITS
The Company’s total deposits are comprised of the following at the dates indicated:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$339,942	14.3%	$310,362	13.1%
Money market accounts	1,026,457	43.1%	1,055,033	44.5%
Brokered deposits	15,032	0.6%	58,365	2.5%
Savings accounts	14,324	0.6%	12,558	0.5%
Certificates of deposit	208,479	8.8%	261,067	11.0%
Total interest-bearing deposits	1,604,234	67.4%	1,697,385	71.6%
Noninterest-bearing deposits	777,501	32.6%	674,003	28.4%
Total deposits	$2,381,735	100.0%	$2,371,388	100.0%
_______________________________________________
(1)Balance Sheet does not illustrate brokered deposits as presented above.
The following table presents the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of June 30, 2022.

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Months Through 12 Months	Over 12 Months	Total
Time deposits of $250,000 or less	$35,131	$15,319	$17,928	$3,512	$71,890
Time deposits of more than $250,000	65,749	27,793	38,858	4,189	136,589
Total	$100,880	$43,112	$56,786	$7,701	$208,479
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
As of June 30, 2022, and December 31, 2021, the Company had time deposits that exceed the $250,000 FDIC insurance limit of $136.6 million and $172.5 million, respectively. Securities, mortgage loans or other financial instruments pledged as collateral for certain deposits were $28.7 million, and $28.7 million on June 30, 2022, and December 31, 2021, respectively. The aggregate amount of demand deposits that have been re-classified as loan balances on June 30, 2022, and December 31, 2021, were $0.6 million, and $0.4 million, respectively. Deposits from principal officers, directors and their affiliates at June 30, 2022, and December 31, 2021, were $2.4 million and $18.9 million, respectively.

For time deposits having a remaining term of more than on year, the aggregate amount of maturities for each of the five years at the dates indicated.

(Dollars in thousands)	June 30, 2022	December 31, 2021
1 year or less	$200,778	$258,302
Over 1 through 2 years	7,461	6,669
Over 2 through 3 years	240	722
Over 3 through 4 years	—	—
Over 4 through 5 years	—	—
Over 5 years	—	—
Total	$208,479	$265,693
Banks may be required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. Due to the amount of transaction deposit accounts, the Bank was not required to have cash reserve requirements on June 30, 2022, and December 31, 2021. Additionally, the Company had $92.5 million and $84.4 million, in Qualified Public Deposits (“QPD”) that require a portion of the deposit to be pledged as collateral as of June 30, 2022, and December 31, 2021.
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
Valley National Line of Credit.
The Company maintains a $25.0 million secured revolving line of credit with Valley National Bank, N.A with a maturity date of March 1, 2023. Amounts drawn under this line of credit bear interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. On June 30, 2022, there were no outstanding borrowings under this line of credit compared to $10.0 million on December 31, 2021.
The Company uses short-term and long-term borrowings to supplement deposits to fund lending and investment activities.
Federal Home Loan Bank Advances
FHLB Advances. The FHLB allows the Company to borrow up to 25% of its assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2022, approximately $245.4 million in total loans were pledged as collateral for potential FHLB borrowings and FHLB letters of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2022, we had no outstanding advances, $28.7 million in outstanding letters of credit, and $153.3 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Amount outstanding at period-end	$—	$35,000
Weighted average interest rate at period-end	—%	2.04%
Maximum month-end balance during period	$35,000	$35,000
Average balance outstanding during period	$13,757	$36,918
Weighted average interest rate during period	1.98%	2.01%

Federal Reserve Bank of Atlanta
The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. There were no advances outstanding under this facility as of June 30, 2022 and December 31, 2021.
NOTE 8 — COMMON STOCK AND PREFERRED STOCK
Class A Voting Common Stock
The Company has Class A voting common stock with a par value of $0.01 per share. As of June 30, 2022, there are 50,000,000 shares authorized as Class A voting common stock of which 13,742,381 are outstanding. During the six months ended June 30, 2022, the Company issued 315,369 shares of Class A voting common stock, inclusive of 199,897 shares of restricted stock grants and 115,472 shares of options exercised.
During the six months ended June 30, 2022, treasury shares increased 10,244 in connection with the net settlement of equity awards exercised or vested for tax purposes and had 9,144 in restricted stock cancellations. During the six months ended June 30, 2021, the Company repurchased 247,768 shares of Class A voting common stock, inclusive of 3,210 shares in connection with the net settlement of equity awards exercised or vested for tax purposes. The Company did not repurchase any shares for the six months ended June 30, 2022.
Class B Non-voting Common Stock
The Company has authorized Class B non-voting common stock with a par value of $0.01 per share. As of June 30, 2022, and December 31, 2021, there are 10,000,000 shares authorized as Class B non-voting common stock, none of which were outstanding.
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
Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of June 30, 2022, and December 31, 2021, all securities available for sale were Level 2.
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
There were no securities reclassified into or out of Level 3 during the six months ended June 30, 2022, or for the year ended December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements on June 30, 2022 Using:
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Securities available for sale - taxable
Small Business Administration loan pools	$34,946	$—	$34,946	$—
Mortgage-backed securities	125,137	—	125,137	—
United States agency obligations	2,767	—	2,767	—
Corporate bonds	1,504	—	1,504	—
Securities available for sale - tax-exempt
Community Development District bonds	24,432	—	24,432	—
Municipals	3,021	—	3,021	—
Equity securities - mutual funds	$5,502	$5,502	$—	$—
Customer derivatives - interest rate swaps	$3,926	$—	$3,926	$—

LIABILITIES:
Customer derivatives - interest rate swaps	$3,926	$—	$3,926	$—

		Fair Value Measurements on December 31, 2021 Using:
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Securities available for sale - taxable
Small Business Administration loan pools	$39,934	$—	$39,934	$—
Mortgage-backed securities	130,103	—	130,103	—
United States agency obligations	3,986	—	3,986	—
Corporate bonds	1,513	—	1,513	—
Securities available for sale - tax-exempt
Community Development District bonds	17,674	—	17,674	—
Municipals	1,091	—	1,091	—
Equity securities - mutual funds	$5,838	$5,838	$—	$—
Loans held for sale	$165	$165	$—	$—
Customer derivatives - interest rate swaps	$1,144	$—	$1,144	$—

LIABILITIES:
Customer derivatives - interest rate swaps	$1,144	$—	$1,144	$—

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

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements on June 30, 2022 Using:
(Dollars in thousands)	Total at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	766	—	—	766	(702)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$766	$—	$—	$766	$(702)

		Fair Value Measurements on December 31, 2021 Using:
(Dollars in thousands)	Total at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	797	—	—	797	(671)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	(654)
Total	$797	$—	$—	$797	$(1,325)
As shown above our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Company’s financial instruments (in thousands):

	June 30, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & due from banks, including interest bearing deposits	$341,036	$341,036	Level 1
Federal funds sold	27,043	27,043	Level 1
Securities, available for sale - taxable	178,465	164,354	Level 2
Securities, available for sale - tax-exempt	28,642	27,453	Level 2
Securities, held to maturity	204	197	Level 2
Securities, equity	5,502	5,502	Level 1
Securities, other equity	857	857	Level 1
Loans, net	1,972,091	1,969,111	Level 3
Bank owned life insurance	54,134	54,134	Level 2
Customer derivatives - interest rate swaps	3,926	3,926	Level 2
Accrued interest receivable	5,264	5,264	Level 1, 2 & 3

Financial Liabilities:
Deposits	$2,381,735	$2,231,981	Level 2
Subordinated debt	24,436	24,436	Level 2
Customer derivatives - interest rate swaps	3,926	3,926	Level 2
Accrued interest payable	564	564	Level 2

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & due from banks, including interest bearing deposits	$583,990	$583,990	Level 1
Federal funds sold	13,477	13,477	Level 1
Securities, available for sale - taxable	177,080	175,536	Level 2
Securities, available for sale - tax-exempt	18,214	18,765	Level 2
Securities, held to maturity	236	242	Level 2
Securities, equity	5,838	5,838	Level 1
Securities, other equity	800	800	Level 1
Loans, net	1,764,460	1,779,968	Level 3
Loans held for sale	165	165	Level 1
Bank owned life insurance	38,485	38,485	Level 2
Customer derivatives - interest rate swaps	1,144	1,144	Level 2
Accrued interest receivable	5,272	5,272	Level 1, 2 & 3

Financial Liabilities:
Deposits	$2,371,388	$2,372,372	Level 2
Federal Home Loan Bank advances	35,000	34,274	Level 2
Line of credit	10,000	10,000	Level 2
Customer derivatives - interest rate swaps	1,144	1,144	Level 2

NOTE 10 — CUSTOMER DERIVATIVES — INTEREST RATE SWAPS
During the first quarter of 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a swap dealer. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The swaps are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). As of June 30, 2022, the Company recorded 13 swap transactions with clients having a total notional amount of $54.8 million, offset by 13 swap transactions with dealers having a total notional amount of $54.8 million. Additionally, we recorded $0.1 million in back-to-back swap fee income for the six months ended June 30, 2022. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. As of June 30, 2022, the Bank’s asset fair value position in other assets was $3.9 million and liability fair value position in other liabilities was $3.9 million, and were fully collateralized with pledged securities held with the counterparty in excess of the exposure amount at quarter end.
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
On April 8, 2021, the Company formed a separately capitalized subsidiary, Pro Opp Fund LLC. Subsequent to June 30, 2022, Pro Opp Fund LLC committed to investments of approximately $0.9 million in businesses directly, and indirectly related to the Company’s core business as permitted under the U.S. Bank Holding Company Act. Pro Opp Fund LLC has an additional $0.8 million of unfunded investments outstanding.
The contractual amounts of financial instruments with off-balance-sheet risk on June 30, 2022, and December 31, 2021, were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Available lines of credit	$471,356	$415,402
Unfunded loan commitments – fixed	34,058	62,126
Unfunded loan commitments – variable	73,081	46,698
Standby letters of credit	11,974	12,095
Commercial letters of credit	3,664	2,765
Total credit extension commitments	$594,133	$539,086
NOTE 12 — REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for United States banks (Basel III rules), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2022 and 2021 was 2.50%. The Company opted not to include net unrealized gains or losses on available for sale securities in computing regulatory capital. As of June 30, 2022, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. On June 30, 2022, and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.
Actual and required capital amounts and ratios are presented below on June 30, 2022, and December 31, 2021. The required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Well Capitalized Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total Capital ratio
Bank	$245,543	12.1%	$162,036	8.0%	$202,545	10.0%
Company	260,097	12.8%	162,036	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	229,263	11.3%	121,527	6.0%	162,036	8.0%
Company	219,381	10.8%	121,527	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	229,263	8.5%	108,401	4.0%	135,501	5.0%
Company	219,381	8.1%	108,401	4.0%	N/A	N/A
Common Equity Tier 1
Bank	229,263	11.3%	91,145	4.5%	131,654	6.5%
Company	219,381	10.8%	91,145	4.5%	N/A	N/A

December 31, 2021
Total Capital ratio
Bank	$222,696	12.9%	$138,435	8.0%	$173,043	10.0%
Company	220,206	12.7%	138,435	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	208,997	12.1%	103,826	6.0%	138,435	8.0%
Company	206,507	11.9%	103,826	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	208,997	7.7%	107,877	4.0%	134,846	5.0%
Company	206,507	7.7%	107,877	4.0%	N/A	N/A
Common Equity Tier 1
Bank	208,997	12.1%	77,869	4.5%	112,478	6.5%
Company	206,507	11.9%	77,869	4.5%	N/A	N/A

NOTE 13 — SUBSEQUENT EVENTS
Proposed Merger with Seacoast Banking Corporation of Florida
On August 8, 2022, Professional Holding Corp. and Seacoast Banking Corporation of Florida (“Seacoast”) entered into an Agreement and Plan of Merger pursuant to which Professional will merge with and into Seacoast, with Seacoast as the surviving corporation, in an all-stock transaction. The merger was approved by the board of directors of each of Professional and Seacoast. Completion of the merger is subject to customary closing conditions, including receipt of regulatory approvals and the approval by the shareholders of Professional. The transaction is expected to close in the first quarter of 2023.

Subject to the terms of the merger agreement, Professional shareholders will have the right to receive 0.8909 shares of Seacoast common stock for each outstanding share of Professional common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis are part of Professional Holding Corp.’s (the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was previously filed with the SEC. This financial information is presented to aid in understanding the Company’s financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2022, compared to December 31, 2021.
Proposed Merger with Seacoast Banking Corporation of Florida
On August 8, 2022, Professional Holding Corp. and Seacoast Banking Corporation of Florida (“Seacoast”) entered into an Agreement and Plan of Merger as detailed in Note 13 to the Financial Statements..

Subject to the terms of the merger agreement, Professional shareholders will have the right to receive 0.8909 shares of Seacoast common stock for each outstanding share of Professional common stock.
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
Executive Overview
Highlights of our performance and financial condition as of and for the three and six months ended June 30, 2022, and other key events that have occurred during 2022 are provided below.
Results of Operations for the Three Months Ended June 30, 2022
•Net income increased $0.7 million, or 10.5%, to $7.0 million compared to $6.3 million during the three months ended June 30, 2021, due to higher net interest income, partially offset by increased provision expense, lower noninterest income, and higher noninterest expense.
•Net interest income increased $4.7 million, or 27.4%, to $21.9 million compared to $17.2 million during the three months ended June 30, 2021, primarily as a result of the Federal Reserve’s target Federal Funds Rate increases during the three months ended June 30, 2022, as the Company maintains an asset sensitive balance sheet, in addition to an increase in average loans of $153.7 million to $1.9 billion compared to $1.7 billion in the prior year quarter
•Provision for loan losses increased $1.5 million, or 194.0%, to $2.2 million compared to $0.8 million during the three months ended June 30, 2021, primarily due to loan growth. The ratio of annualized charge-offs to average loans was 0.14% during the three months ended June 30, 2022, compared to 0% during the three months ended June 30, 2021.
•Noninterest income decreased $0.5 million, or 22.6% to $1.8 million compared to the three months ended June 30, 2021. The decrease was comprised of lower service charges of $0.6 million on deposit accounts compared to prior year quarter due to service charges of approximately $0.7 million, associated with acting as a correspondent bank for a Payroll Protection Program lender (the "Correspondent Banking Relationship"). Swap fee income and loans held for sale income both decreased $0.4 million and $0.2 million, respectively compared to prior year quarter. These decreases were offset by an increase of $0.5 million in other noninterest income that was primarily due to expected insurance proceeds from a previously recognized contingency.
•Noninterest expense increased $1.7 million, or 15.1%, to $12.6 million compared to $11.0 million during the three months ended June 30, 2021, primarily due to increased other noninterest expense of $1.0 million related to a previously recognized contingency, an increase in provision for off balance sheet items and an increase related to the Community Reinvestment Act (“CRA”) mutual fund investment valuation. Salaries and benefits also increased $0.4 million due to higher headcount.
Results of Operations for the Six Months Ended June 30, 2022
•Net income decreased $1.7 million, or 15.3%, to $9.4 million compared to $11.1 million in the prior year, due to increased noninterest expense driven by the expenses associated with the departure of the Company’s former Chief Executive Officer and higher provision expense, partially offset by higher net interest income.
•Net interest income increased $5.9 million, or 16.7%, to $41.0 million compared to $35.1 million in the prior year, primarily as a result of the Federal Reserve’s target Federal Funds Rate increases in 2022 as the Company maintains an asset sensitive balance sheet, in addition to an increase in average loans from $1.7 billion in 2021 to $1.8 billion in 2022. Interest income also benefited from increased average balances and higher yields in the investment portfolio.
•Provision for loan losses increased $1.3 million, or 71.7%, to $3.1 million compared to $1.8 million in the prior year primarily due to loan growth. The ratio of annualized charge-offs to average loans was 0.07% during the six months ended June 30, 2022, compared to 1.80% in the prior year.
•Noninterest income decreased $0.4 million, or 10.7% to $3.1 million compared to the prior year. The decrease primarily reflected lower service charges of $0.5 million on deposit accounts compared to prior year due to service charges of approximately $0.7 million, associated with acting as a correspondent bank for a Payroll Protection Program lender. Swap fee income and loans held for sale income also decreased $0.5 million and $0.2 million, respectively in 2022 compared to 2021 due to lower volume in both noninterest income categories. These decreases were partially offset by an increase of $0.8 million in other noninterest income, comprised of $0.5 million of expected insurance proceeds on a previously recognized contingency and a $0.2 million loss on fixed asset disposals recorded in 2021.
•Noninterest expense increased $6.4 million, or 28.0%, to $29.1 million compared to $22.7 million in the prior year primarily due to higher salaries and employee benefits of $4.8 million and higher other noninterest expense of $1.5 million, partially offset by prior year acquisition costs of $0.7 million. The increase in salaries and benefits was driven by the $2.9 million expense related to the departure of the Company’s former Chief Executive Officer, and higher employee compensation costs from higher headcount and bonus and sales incentives paid out during the 2022 period. The increase in other noninterest expense was primarily comprised of a $0.7 million loss related to a previously recognized contingency from the first quarter, and a $0.3 million increase related to our Community Reinvestment Act (“CRA”) mutual fund investment valuation.
Financial Condition
At June 30, 2022:
•Total assets decreased $2.6 million, or 0.1%, to $2.7 billion compared to December 31, 2021, primarily as a result of decreases in cash and cash equivalents of $229.4 million, partially offset by an increase in net loans of $207.6 million, an increase in bank owned life insurance of $15.6 million, and an increase in other assets of $7.1 million.
•Total loans increased $0.2 billion, or 11.8%, to $2.0 billion compared to December 31, 2021. The increase was driven by loan originations of approximately $515.2 million, partially offset by paydowns and prepayments of $181.5 million. The Professional Bank PPP loan balance decreased $50.4 million, or 86.1%, to $8.2 million from December 31, 2021.
•Total deposits increased $10.3 million, or 0.4%, to $2.4 billion compared to December 31, 2021 primarily due to an increase in noninterest bearing demand deposit accounts, partially offset by a decrease in money market and savings and time deposits.
•As of June 30, 2022, the Company had nonperforming assets of $1.5 million, or 0.06% of total assets, compared to nonperforming assets of $2.1 million at December 31, 2021. The decrease was due to the charge-off of a $0.7 million impaired loan in the consumer loan category during the three months ended June 30, 2022.
Operating Results
Results of Operations for the three months ended June 30, 2022, and 2021
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	Change
Interest income	$23,670	$18,962	24.8%
Interest expense	1,761	1,760	0.1%
Net interest income	21,909	17,202	27.4%
Provision for loan losses	2,240	762	194.0%
Net interest income after provision	19,669	16,440	19.6%
Noninterest income	1,781	2,302	(22.6)%
Noninterest expense	12,604	10,954	15.1%
Income before income taxes	8,846	7,788	13.6%
Income tax expense	1,852	1,457	27.1%
Net income	$6,994	$6,331	10.5%

Net income for the three months ended June 30, 2022, was $7.0 million, an increase of $0.7 million, or 10.5%, compared to the three months ended June 30, 2021. Net interest income increased $4.7 million for the three months ended June 30, 2022, compared to the same period in the prior year. Provision for loan losses increased by $1.5 million for the three months ended June 30, 2022, compared to the same period in the prior year. Noninterest income decreased $0.5 million for the three months ended June 30, 2022, compared to the same period in the prior year. Noninterest expense increased $1.7 million for the three months ended June 30, 2022, compared to the same period in the prior year.
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

	For the Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate
Assets
Interest earning assets
Interest-earning deposits	$474,835	$963	0.81%	$580,632	$178	0.12%
Federal funds sold	31,584	66	0.84%	69,506	24	0.14%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,318	105	5.76%	7,391	99	5.37%
Investment securities - taxable	177,082	704	1.59%	70,137	161	0.92%
Investment securities - tax-exempt	28,422	232	3.27%	20,172	189	3.76%
Loans (1)	1,853,077	21,600	4.68%	1,699,403	18,311	4.32%
Total interest earning assets	2,572,318	23,670	3.69%	2,447,241	18,962	3.11%
Loans held for sale	639			2,638
Noninterest earning assets	152,134			115,358
Total assets	$2,725,091			$2,565,237
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	$1,663,120	1,491	0.36%	$1,377,712	1,430	0.42%
Borrowed funds	25,735	270	4.21%	56,347	330	2.35%
Total interest-bearing liabilities	1,688,855	1,761	0.42%	1,434,059	1,760	0.49%
Noninterest-bearing liabilities
Noninterest-bearing deposits	784,252			890,292
Other noninterest-bearing liabilities	21,098			17,690
Shareholders’ equity	230,886			223,196
Total liabilities and shareholders’ equity	$2,725,091			$2,565,237
Net interest income		$21,909			$17,202
Net interest spread (2)			3.27%			2.62%
Net interest margin (3)			3.42%			2.82%
__________________________________
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)Interest income on loans includes loan fees of $1.4 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively.

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

	For the Three Months Ended June 30, 2022 Compared to 2021
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest earning deposits	$(32)	$817	$785
Federal funds sold	(13)	55	42
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	(1)	7	6
Investment securities - taxable	245	298	543
Investment securities - tax-exempt	77	(34)	43
Loans	1,656	1,633	3,289
Total	$1,932	$2,776	$4,708
Interest expense
Interest-bearing deposits	296	(235)	61
Borrowed funds	(179)	119	(60)
Total	$117	$(116)	$1
Net interest income increased by $4.7 million to $21.9 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Our total net interest income was impacted by an increase in interest earning assets and increases in the Federal Reserve’s target Federal Funds Rate. Average total interest earning assets were $2.6 billion for the three months ended June 30, 2022, compared to $2.4 billion for the three months ended June 30, 2021. The annualized yield on interest earning assets increased 58 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increases in the Federal Reserve's target Federal Fund Rate. The increase in the average balance of interest earning assets was driven primarily by growth in our loan portfolio of $153.7 million, or 9.0%, compared to three months ended June 30, 2021. The growth in our loan portfolio was due to organic loan originations.
Average interest-bearing liabilities for the three months ended June 30, 2022, increased due to organic deposit growth and grew by $254.8 million, or 17.8%, from the three months ended June 30, 2021. The increase in the average balance of interest-bearing deposits was primarily due to an increase in money market accounts for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, and, to a lesser extent, increases in negotiable orders of withdrawal (“NOW”) certificates of deposit. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.42%, for the three months ended June 30, 2022, compared to 0.49% for the three months ended June 30, 2021. Annualized average interest rate paid on interest-bearing deposits decreased 6 basis points to 0.36%, and the annualized average interest rate paid on borrowed funds increased by 186 basis points to 4.21%. The average interest rate on borrowings during the three months ended June 30, 2022, increased due to lower rate borrowings that were paid down and the remaining balances make up a larger weighted average rate. For the three months ended June 30, 2022, our average other noninterest-bearing liabilities increased $3.4 million, or 19.3%, compared to the three months ended June 30, 2021. Average noninterest-bearing deposits decreased $106.0 million, or 11.9%, compared to the three months ended June 30, 2021. For the three months ended June 30, 2022, our net interest margin was 3.42% and net interest spread was 3.27%. For the three months ended June 30, 2021, net interest margin was 2.82% and net interest spread was 2.62%.
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

Our provision for loan losses amounted to $2.2 million for the three months ended June 30, 2022, and $0.8 million for the three months ended June 30, 2021. We recorded net charge-offs of $0.7 million for the three months ended June 30, 2022, compared to no net charge-offs for the three months ended June 30, 2021.
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
The following table presents the major categories of noninterest income for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$577	$1,199	(51.9)%
Income from bank owned life insurance	376	281	33.8%
SBA origination fees	48	—	100.0%
Swap fee income	—	364	(100.0)%
Loans held for sale income	45	226	(80.1)%
Gain on sale and call of securities	13	21	(38.1)%
Other	722	211	242.2%
Total noninterest income	$1,781	$2,302	(22.6)%
Noninterest income for the three months ended June 30, 2022, was $1.8 million, a $0.5 million, or 22.6%, decrease compared to the three months ended June 30, 2021. The decrease was primarily comprised of a decrease in service charges on deposit accounts of $0.6 million due to lower service charges from the Correspondent Banking Relationship, a decrease of $0.4 million in swap fee income, and a decrease of $0.2 million in loans held for sale income. The decreases in noninterest income were partially offset by an increase in other noninterest income of $0.5 million, that was primarily due to expected insurance proceeds from a previously recognized contingency.
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

The following table presents the major categories of noninterest expense for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest expense
Salaries and employee benefits	$7,473	$7,099	5.3%
Occupancy and equipment	1,010	905	11.6%
Data processing	304	276	10.1%
Marketing	125	165	(24.2)%
Professional fees	886	770	15.1%
Regulatory assessments	473	418	13.2%
Other	2,333	1,321	76.6%
Total noninterest expense	$12,604	$10,954	15.1%

Noninterest expense amounted to $12.6 million for the three months ended June 30, 2022, an increase of $1.7 million, or 15.1%, compared to the three months ended June 30, 2021. The increase was primarily due to other noninterest expense of $1.0 million which included a previously recognized contingency loss of approximately $0.5 million, an increase in provision for off balance sheet items of approximately $0.2 million and an increase related to the Community Reinvestment Act (“CRA”) mutual fund investment valuation of approximately $0.2 million. During the second quarter of 2022, we reclassified $0.5 million in expected insurance proceeds related to the contingency from other noninterest expense to other noninterest income. Salaries and benefits also increased $0.4 million due to higher headcount of 212 at June 30, 2022, compared to 194 at June 30, 2021.
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
Income tax expense was $1.9 million for the three months ended June 30, 2022, compared to $1.5 million for the three months ended June 30, 2021. Our effective tax rates for those periods were 20.9% and 18.7%, respectively. The increase in the effective tax rate from the quarter ended June 30, 2021, to the quarter ended June 30, 2022 was primarily due to an increase in the state tax rate and an increase in non-deductible expenses.
Results of Operations for the six months ended June 30, 2022 and 2021
The following table sets forth the principal components of net income for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change
Interest income	$44,692	$38,734	15.4%
Interest expense	3,736	3,653	2.3%
Net interest income	40,956	35,081	16.7%
Provision for loan losses	3,091	1,800	71.7%
Net interest income after provision	37,865	33,281	13.8%
Noninterest income	3,054	3,421	(10.7)%
Noninterest expense	29,099	22,742	28.0%
Income before income taxes	11,820	13,960	(15.3)%
Income tax expense	2,407	2,844	(15.4)%
Net income	$9,413	$11,116	(15.3)%

Net income for the six months ended June 30, 2022, was $9.4 million, a decrease of $1.7 million, or 15.3%, compared to the six months ended June 30, 2021. Interest income increased $6.0 million while interest expense increased $0.1 million, resulting in a net interest income increase of $5.9 million for the six months ended June 30, 2022, compared to the same period in the prior year. The increase in our net interest income was primarily due to the impact of the Federal Reserve’s target Federal Funds Rate increases and an increase in our average interest earning assets during the six months ended June 30, 2022. Provision for loan losses increased by $1.3 million for the six months ended June 30, 2022, compared to the same period in the prior year primarily due to loan growth. The increase in noninterest expense for the six months ended June 30, 2022, compared to the same period in the prior year was primarily driven by the expenses associated with the departure of the Company’s former Chief Executive Officer, as well as higher headcount and incentives. The Bank’s number of employees increased from 194 as of June 30, 2021, to 212 as of June 30, 2022.

Net Interest Income and Net Interest Margin Analysis
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

	Six Months Ended June 30
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate
Assets
Interest earning assets
Interest earning deposits	$525,376	$1,238	0.48%	$380,989	$224	0.12%
Federal funds sold	29,918	85	0.57%	56,955	40	0.14%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,457	202	5.46%	7,676	194	5.10%
Investment securities - taxable	182,150	1,342	1.49%	69,968	340	0.98%
Investment securities - tax-exempt	27,169	445	3.30%	20,902	392	3.78%
Loans (1)	1,813,701	41,380	4.60%	1,681,566	37,544	4.50%
Total interest earning assets	2,585,771	44,692	3.49%	2,218,056	38,734	3.52%
Loans held for sale	666			1,999
Noninterest earning assets	144,246			122,420
Total assets	$2,730,683			$2,342,475
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,667,728	3,077	0.37%	1,293,693	2,747	0.43%
Borrowed funds	38,046	659	3.49%	101,129	906	1.81%
Total interest-bearing liabilities	1,705,774	3,736	0.44%	1,394,822	3,653	0.53%
Noninterest-bearing liabilities
Noninterest-bearing deposits	774,562			708,215
Other noninterest-bearing liabilities	18,894			18,288
Shareholders’ equity	231,453			221,150
Total liabilities and shareholders’ equity	$2,730,683			$2,342,475
Net interest income		$40,956			$35,081
Net interest spread (2)			3.05%			2.99%
Net interest margin (3)			3.19%			3.19%
__________________________________
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)Interest income on loans includes loan fees of $3.0 million and $4.4 million for the six months ended June 30, 2022, and 2021, respectively.

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

	For the Six Months Ended June 30, 2022 Compared to 2021
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$85	$929	$1,014
Federal funds sold	(19)	64	45
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	(6)	14	8
Investment securities - taxable	545	457	1,002
Investment securities - tax-exempt	118	(65)	53
Loans	2,950	886	3,836
Total	$3,673	$2,285	$5,958
Interest expense
Interest-bearing deposits	794	(464)	330
Borrowed funds	(565)	318	(247)
Total	$229	$(146)	$83
Net interest income increased by $5.9 million to $41.0 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Our total net interest income was impacted by increases in our average interest earning assets coupled with the increases in the Federal Reserve’s target Federal Funds Rate during the six months ended June 30, 2022. Average total interest earning assets were $2.6 billion for the six months ended June 30, 2022, compared to $2.2 billion for the six months ended June 30, 2021. The annualized yield on those interest earning assets decreased 3 basis points to 3.49% for the six months ended June 30, 2022, due to higher yielding loan payoffs. The increase in the average balance of interest earning assets was driven primarily by growth in our average loan portfolio of $0.1 billion, or 7.9%, compared to the six months ended June 30, 2021. The growth in the loan portfolio was due to organic loan originations during the six months ended June 30, 2022.
Average interest-bearing liabilities increased by $0.3 billion, or 22.3% to $1.7 billion, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was due to a $0.4 billion, or 28.9%, increase in the average balance of interest-bearing deposits, partially offset by a decrease of $63.1 million, or 62.4% in our borrowed funds due to the paydown of our Federal Home Loan Bank advances. The increase in the average balance of interest-bearing deposits was primarily due to increases in money market and NOW accounts for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.44% for the six months ended June 30, 2022, compared to 0.53% for the six months ended June 30, 2021. Annualized average interest rate paid on interest-bearing deposits decreased 6 basis points to 0.37%, and the annualized average interest rate paid on borrowed funds increased by 168 basis points to 3.49%. The average interest rate on borrowings during the six months ended June 30, 2022, increased as a result of paying off lower cost advances and replacing them with a larger balance of subordinated debt. Average noninterest-bearing deposits increased $66.3 million, or 9.4%, compared to the six months ended June 30, 2021. Average other noninterest-bearing liabilities also increased $0.6 million, or 3.3%, compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, our annual net interest margin was 3.19% and net interest spread was 3.05%. For the six months ended June 30, 2021, annual net interest margin was 3.19% and net interest spread was 2.99%.
Provision for Loan Losses
Our provision for loan losses amounted to $3.1 million for the six months ended June 30, 2022, and $1.8 million for the six months ended June 30, 2021. The increase from 2021 to 2022 was primarily related to loan growth. Our allowance for loan losses as a percentage of total loans was 0.76% on June 30, 2022, compared to 0.71% on December 31, 2021.

Noninterest Income
The following table presents the major categories of noninterest income for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$1,094	$1,594	(31.4)%
Income from bank owned life insurance	649	563	15.3%
SBA origination fees	48	145	(66.9)%
Swap fee income	112	573	(80.5)%
Loans held for sale income	116	301	(61.5)%
Gain on sale and call of securities	13	22	(40.9)%
Other	1,022	223	358.3%
Total noninterest income	$3,054	$3,421	(10.7)%
Noninterest income for the six months ended June 30, 2022, was $3.1 million, a $0.4 million, or 10.7%, decrease compared to for the six months ended June 30, 2021. The decrease reflected lower service charges of $0.5 million on deposit accounts compared to prior year due to service charges of approximately $0.7 million, associated with the Correspondent Banking Relationship. Swap fee income and loans held for sale income also decreased $0.5 million and $0.2 million, respectively in 2022 compared to 2021 due to lower volume. These decreases were partially offset by an increase of $0.8 million in other noninterest income, comprised of $0.5 million of expected insurance proceeds from a previously recognized contingency for the six months ended June 30, 2022, and a $0.2 million loss on fixed asset disposals recorded in 2021.
Noninterest Expense
The following table presents the major categories of noninterest expense for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest expense
Salaries and employee benefits	$18,693	$13,883	34.6%
Occupancy and equipment	2,012	2,007	0.2%
Data processing	618	566	9.2%
Marketing	321	318	0.9%
Professional fees	1,805	1,398	29.1%
Acquisition expenses	—	684	(100.0)%
Regulatory assessments	1,022	767	33.2%
Other	4,628	3,119	48.4%
Total noninterest expense	$29,099	$22,742	28.0%
Noninterest expense amounted to $29.1 million for the six months ended June 30, 2022, an increase of $6.4 million, or 28.0%, compared to the six months ended June 30, 2021. The increase was primarily due to higher salaries and employee benefits of $4.8 million and higher other noninterest expense of $1.5 million, partially offset by prior year acquisition costs of $0.7 million. The increase in salaries and benefits was driven by the $2.9 million expense related to the departure of the Company’s former Chief Executive Officer, and higher employee compensation costs from higher headcount and bonus and sales incentives paid out during the 2022 period. The increase in other noninterest expense was primarily comprised of a $0.7 million loss related to a previously recognized contingency from the first quarter, and a $0.3 million increase related to the CRA mutual fund investment valuation. During the second quarter of 2022, we reclassified $0.5 million in expected insurance proceeds related to the contingency from other noninterest expense to other noninterest income.

Income Tax Expense
Income tax expense was $2.4 million for the six months ended June 30, 2022, compared to $2.8 million for the six months ended June 30, 2021. Our effective tax rates for those periods were 20.4% and 20.4%, respectively.
Financial Condition
Balance Sheet Analysis
The following sections provide expanded discussion of the significant changes in certain line items in asset, liability, and stockholder’s equity categories.
As of June 30, 2022, our total assets decreased 0.1%, or $2.6 million, compared to December 31, 2021, primarily as a result of decreases in cash and cash equivalents, partially offset by an increase in net loans. Net loans increased 11.8%, or $207.6 million, compared to December 31, 2021, driven by loan originations of approximately $515.2 million, partially offset by paydowns and prepayments of $181.5 million. The Professional Bank PPP loan balance decreased $50.4 million, or 86.1%, to $8.2 million from December 31, 2021. Stockholders’ equity increased $2.1 million, or 0.9%, compared to December 31, 2021, primarily due to an increase in retained earnings of $9.4 million and an increase in additional paid in capital of $3.5 million for the six months ended June 30, 2022, partially offset by a decrease of $10.7 million in accumulated other comprehensive net income.
Cash and Cash Equivalents
Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. Cash and cash equivalents decreased $229.4 million, or 38.4%, to $0.4 billion, compared to $0.6 billion on December 31, 2021, primarily due to a decrease in interest-bearing deposits.
Banks may be required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements was $0 on June 30, 2022, and December 31, 2021, respectively.
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
Our investment portfolio decreased $2.8 million, or 1.4%, to $198.4 million compared to December 31, 2021, due to $18.2 million in investment calls, redemptions and paydowns, coupled with unrealized losses of $14.3 million during the year with a related tax effect of $3.6 million, partially offset by purchases of approximately $30.7 million in mortgage-backed securities ("MBS") community development district bonds ("CDD"), and municipal bonds. To supplement interest income earned on the Company’s loan portfolio, the Company invests in mortgage-backed securities, government agency bonds, corporate bonds, community development district bonds, and equity securities (including mutual funds).

The following tables summarize the book value, fair value, contractual maturities and weighted-average yields of investment securities as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale - taxable
Small Business Administration loan pools	$35,355	$34,946	$40,368	$39,934
Mortgage-backed securities(1)	138,666	125,137	131,273	130,103
United States agency obligations	2,945	2,767	3,939	3,986
Corporate bonds	1,500	1,504	1,500	1,513
Total	$178,466	$164,354	$177,080	$175,536
Securities Available for Sale - tax-exempt
Community Development District bonds	$25,488	$24,432	$17,163	$17,674
Municipals	3,155	3,021	1,051	1,091
Total	$28,643	$27,453	$18,214	$18,765
Securities Held to Maturity
Mortgage-backed securities	$204	$197	$236	$242
Total	$204	$197	$236	$242
Equity Securities
Mutual Funds	$5,502	$5,502	$5,838	$5,838
Other equity securities	857	857	800	800
Total	$6,359	$6,359	$6,638	$6,638
(1) As of June 30, 2022 residential mortgage-backed is $100.0 million and commercial mortgage-backed is $25.2 million. As of December 31, 2021 residential mortgage-backed is $104.0 million and commercial mortgage-backed is $26.1 million.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through 10 Years		More than 10 Years		Total
On June 30, 2022 (Dollars in thousands)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Fair Value	Weighted Average Yield (1)
Available for Sale - taxable
SBA loan pools	$—	—%	$373	1.02%	$17,932	1.59%	$17,050	1.73%	$35,355	$34,946	1.65%
Mortgage-backed securities	—	—%	570	1.10%	4,360	1.04%	133,736	1.76%	138,666	125,137	1.74%
United States agency obligations	—	—%	1,002	2.66%	1,943	1.31%	—	—%	2,945	2,767	1.77%
Corporate bonds	1,500	3.15%	—	—%	—	—%	—	—%	1,500	1,504	3.15%
Total	$1,500	3.15%	$1,945	1.89%	$24,235	1.47%	$150,786	1.76%	$178,466	$164,354	1.73%
Available for Sale - tax-exempt
CDD bonds	$3,940	4.13%	$20,909	4.07%	$640	3.50%	$—	—%	$25,489	$24,432	4.07%
Municipals	—	—%	1,044	2.27%	2,110	4.20%	—	—%	3,154	3,021	3.56%
Total	$3,940	4.13%	$21,953	3.98%	$2,750	4.04%	$—	—%	$28,643	$27,453	4.01%
Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	204	2.89%	204	197	2.89%
Total	$—	—%	$—	—%	$—	—%	$204	2.89%	$204	$197	2.89%
Equity Securities
Mutual Funds	5,502	1.35%	—	—%	—	—%	—	—%	5,502	5,502	1.35%
Other equity securities	857	—%	—	—%	—	—%	—	—%	857	857	—%
Total	$6,359	1.17%	$—	—%	$—	—%	$—	—%	$6,359	$6,359	1.17%
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
Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily supported by operating cash flows are also included in this category of loans. As of June 30, 2022, we had $380.9 million of owner-occupied commercial real estate loans and $653.6 million of investment commercial real estate loans, representing 36.8% and 63.2%, respectively, of our commercial real estate portfolio. As of June 30, 2022, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.5 million for owner-occupied and $2.8 million for non-owner occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. As of June 30, 2022, we did not have any commercial real estate loans with a loan to value over 100%. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of June 30, 2022, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 49.4% and 51.2%, respectively and debt service coverage ratios were 3.11x and 1.94x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years, and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $1.0 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Auto (Car Lot/Auto Repair)	$26,356	2.5%	$27,419	3.0%
Educational Facility	28,726	2.8%	32,281	3.6%
Gas Station	68,991	6.7%	60,854	6.7%
Hotel	107,430	10.4%	75,617	8.4%
Mixed Use	59,226	5.7%	28,762	3.2%
Multifamily	134,614	13.0%	140,496	15.6%
Office	139,604	13.5%	109,010	12.1%
Other / Special Use	69,861	6.8%	56,276	6.2%
Religious Facility	9,699	0.9%	10,679	1.2%
Retail	236,490	22.9%	209,283	23.2%
Vacant Land	8,521	0.8%	6,523	0.7%
Warehouse	144,969	14.0%	145,454	16.1%
Total	$1,034,487	100.0%	$902,654	100.0%

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Broward	$156,448	15.1%	$111,224	12.3%
Miami-Dade	551,186	53.3%	559,966	62.0%
Palm Beach	205,813	19.9%	139,517	15.5%
Other FL County	111,812	10.8%	49,892	5.5%
Out of State	9,228	0.9%	42,055	4.7%
Total	$1,034,487	100%	$902,654	100.0%
As of June 30, 2022, non-owner occupied commercial real estate loans of $653.6 million represented 32.2% of total risk-weighted assets.
Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of June 30, 2022, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 50.1%, 48.1% and 50.1%, respectively. We require construction and development loans to establish an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction build out and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
1 – 4 Family Construction	$52,063	45.3%	$47,164	51.5%
Land Development	22,426	19.5%	9,620	10.5%
Vacant Land	40,449	35.2%	34,736	38.0%
Total	$114,938	100.0%	$91,520	100.0%

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
Broward	$2,924	2.5%	$1,194	1.3%
Miami-Dade	86,672	75.4%	67,562	73.9%
Palm Beach	15,730	13.7%	21,080	23.0%
Other FL County	3,901	3.4%	1,684	1.8%
Out of State	5,711	5.0%	—	—%
Total	$114,938	100.0%	$91,520	100.0%
As of June 30, 2022, total construction and land development loans of $114.9 million represented 5.7% of total risk-weighted assets.
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 17.0% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $50.0 million, or approximately 11.8% of our residential loan portfolio as of June 30, 2022. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.9 million as of June 30, 2022. As of June 30, 2022, we did not have any residential real estate loans with a loan to value over 100%. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five, seven or ten years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following table shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of June 30, 2022			As of December 31, 2021
(Dollars in thousands)	Amount	Percent	LTV (%)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$300,524	71.2%	56.1%	$272,858	72.3%	57.8%
Investor Owned Residences	71,694	17.0%	53.4%	54,698	14.5%	50.7%
HELOC	50,021	11.8%	57.2%	49,955	13.2%	57.1%
Total	$422,239	100.0%		$377,511	100.0%

Loans held for sale	$—	100.0%		$165	100.0%

Commercial Loans (non-PPP). In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the loans in our commercial loan portfolio, excluding Professional Bank PPP loans was $0.9 million as of June 30, 2022. As of June 30, 2022, non-Professional Bank PPP commercial loans totaled $387.3 million, and Professional Bank PPP commercial loans totaled $8.2 million. For commercial loans over $0.5 million, a global cash flow analysis is generally required, when appropriate, which forms provides for a part of the basis for the credit approval. “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of June 30, 2022, the debt service coverage ratio for our Bank commercial loan portfolio was approximately 2.49x for non-Professional Bank PPP loans, excluding approximately 2.6% of the commercial loan portfolio that is cash secured. Most commercial business loans, which exclude Professional Bank PPP loans, are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following table shows our commercial loan portfolio by industry segment as of June 30, 2022.

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Loans (non-PPP)
Business Products	$4,462	1.2%	$13	—%
Business Services	74,382	19.2%	73,868	22.7%
Communication	13,869	3.6%	389	0.1%
Construction	36,947	9.5%	31,285	9.6%
Finance	119,816	30.9%	100,849	31.1%
Healthcare	23,950	6.2%	23,564	7.2%
Services	52,539	13.6%	34,112	10.5%
Technology	7,140	1.8%	2,979	0.9%
Trade	42,080	10.9%	47,522	14.6%
Transportation	1,230	0.3%	1,593	0.5%
Other	10,902	2.8%	9,241	2.8%
Total	$387,317	100.0%	$325,415	100.0%
Consumer and Other Loans. We offer consumer, or retail credit, to individuals for household, family, or other personal expenditures. Generally, these are either in the form of closed-end/installment credit loans or open-end/revolving credit loans. Occasionally, we will make unsecured consumer loans to highly qualified clients in amounts up to $250,000 with up to three-year repayment terms.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio on June 30, 2022.

	June 30, 2022
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total
Commercial Real Estate	$97,603	$241,751	$682,106	$13,027	$1,034,487
Residential Real Estate	24,306	17,203	19,578	361,152	422,239
Commercial*	105,347	112,801	149,618	27,727	395,493
Construction and Development	67,710	10,408	4,647	32,173	114,938
Consumer and Other	2,094	6,005	11,977	—	20,076
Total loans	$297,060	$388,168	$867,926	$434,079	$1,987,233

Amounts with fixed rates	$116,339	$303,630	$850,006	$410,149	$1,680,124
Amounts with floating rates	$180,721	$84,538	$17,920	$23,930	$307,109
*Includes Paycheck Protection Program (PPP) loans.

	December 31, 2021
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total
Commercial Real Estate	$87,405	$233,829	$567,349	$14,071	$902,654
Residential Real Estate	10,201	21,210	15,904	330,196	377,511
Commercial*	113,129	131,332	111,645	27,924	384,030
Construction and Development	40,851	17,029	3,141	30,499	91,520
Consumer and Other	4,226	7,444	9,779	—	21,449
Total loans	$255,812	$410,844	$707,818	$402,690	$1,777,164

Amounts with fixed rates	$98,992	$327,126	$673,381	$385,663	$1,485,162
Amounts with floating rates	$156,820	$83,718	$34,437	$17,027	$292,002
*Includes Paycheck Protection Program (PPP) loans.
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans accruing over 90 days or greater past due as of June 30, 2022.
We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $1.0 million. We also engage in semi-annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $1.5 million as of June 30, 2022, or 0.06% of total assets. We had nonperforming assets of

$2.1 million as of December 31, 2021, or 0.08% of total assets. We believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time to time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual Loans
Commercial real estate	$—	$—
Residential real estate	—	—
Commercial	1,468	1,468
Construction and development	—	—
Consumer and other loans	—	654
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$1,468	$2,122
Other real estate owned	—	—
Total nonperforming assets	$1,468	$2,122
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$1,042	$55
Ratio of nonperforming loans to total loans	0.07%	0.12%
Ratio of nonperforming assets to total assets	0.06%	0.08%
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
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $1.0 million, other than residential real estate loans, are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as “substandard” or “special mention” are reviewed quarterly for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded at initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, we will determine the appropriate loan grade. Loans excluded from the review process above are generally classified as “pass” credits until: (a) they become past due; (b) management becomes aware of deterioration in the creditworthiness of the borrower; or (c) the client contacts us for a modification. In these circumstances, the loan is specifically evaluated for potential reclassification to special mention, substandard, doubtful, or even a charged-off status. See Note 4 - Loans to the Consolidated Financial Statements (unaudited) dated June 30, 2022, for additional information regarding risk category of loans by class of loans.

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

The following table analyzes the activity in the allowance for the three and six months ended June 30, 2022, and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$13,555	$9,656	$12,704	$16,259
Charge-offs
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	(7,641)
Construction and development	—	—	—	—
Consumer and other	(653)	—	(653)	—
Total Charge-offs	(653)	—	(653)	(7,641)
Recoveries
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	—
Total recoveries	—	—	—	—
Net charge-offs	(653)	—	(653)	(7,641)
Provision for loan losses	2,240	762	3,091	1,800
Balance at end of period	$15,142	$10,418	$15,142	$10,418
Ratio of net charge-offs to average loans	0.14%	—%	0.07%	1.80%

	June 30, 2022	December 31, 2021
ALLL as a percentage of total loans at end of period	0.76%	0.71%
ALLL as a percentage of loans (excluding PPP loans) at end of period	0.77%	0.74%
ALLL as a multiple of net charge-offs	23.2	1.5
ALLL as a percentage of nonperforming loans	1031.5%	598.7%
Our allowance for loan losses was $15.1 million on June 30, 2022, compared to $12.7 million on December 31, 2021, an increase of 19.2%. The increase was primarily due to higher loan production volume during the six months ended June 30, 2022, as well as a $0.7 million charge-off of a previously disclosed impaired loan. There were minimal changes to qualitative loss factors to address rising inflation and threats of a recessionary environment and minimal change in the historical loss factors for the current period with the principal driver for the increased allowance being loan growth. On June 30, 2022, our allowance for loan losses was 0.77% of total gross loans (excluding Professional Bank PPP loans) and provided coverage of 1031.5% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 0.74% as of December 31, 2021. See Reconciliation of non-GAAP Financial Measures. We believe our allowance on June 30, 2022, was adequate to absorb probable incurred losses inherent in our loan portfolio. The following table provides an allocation of the allowance for loan losses to specific loan types as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$5,929	39.2%	$4,471	35.2%
Residential real estate	2,966	19.6%	2,339	18.4%
Commercial	5,425	35.7%	4,637	36.5%
Construction and development	677	4.5%	471	3.7%
Consumer and other	145	1.0%	786	6.2%
Total allowance for loan losses	$15,142	100.0%	$12,704	100.0%

On June 30, 2022, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $1.5 million, of which $1.5 million required a specific reserve of $0.7 million, compared to a recorded investment in impaired loans of $2.1 million, with a recorded investment of $2.1 million, on nonaccrual with a required specific reserve of $1.3 million on December 31, 2021. There was also a substandard accruing loan with a recorded investment of $2.3 million, with no allowance on December 31, 2021.
Impaired loans also include certain loans that were modified as troubled debt restructurings (“TDR”). On June 30, 2022, we had three loans amounting to $1.0 million that were considered to be TDRs, compared one loan amounting to $55 thousand on December 31, 2021. We did not allocate any specific reserves to loans that have been modified as TDRs as of June 30, 2022, and December 31, 2021.
Deposits
Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market, and time accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We had public deposits of $92.5 million and $84.4 million, on June 30, 2022, and December 31, 2021, respectively. Additionally, we supplement our deposits with wholesale funding sources such as Qwickrate brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of June 30, 2022, and December 31, 2021, these wholesale deposits represented 0.8% and 3.9%, respectively, of our total deposits.
Average interest-bearing deposits increased $285.4 million, or 20.7%, during the three months ended June 30, 2022, compared to the same time period in 2021, primarily due to a $231.2 million increase in money market account balances and a $55.6 million increase in NOW accounts from organic growth. In order to fund our loan growth, our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits decreased 6 basis points to for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$335,718	0.15%	$280,077	0.20%
Money market accounts	1,035,048	0.37%	803,873	0.40%
Brokered deposits	47,949	0.46%	30,471	0.53%
Savings accounts	13,271	0.10%	11,818	0.10%
Certificates of deposit	231,134	0.61%	251,473	0.71%
Total interest-bearing deposits	1,663,120	0.36%	1,377,712	0.42%
Noninterest-bearing deposits	784,252	—%	890,292	—%
Total deposits	$2,447,372	0.24%	$2,268,004	0.25%

Average interest-bearing deposits increased $374.0 million, or 28.9%, during the six months ended June 30, 2022, compared to the same time period in 2021 prior year primarily due to $282.4 million increase in money market account balances and a $65.6 million increase in NOW accounts from organic growth. The average rate paid on interest-bearing deposits decreased 6 basis points to for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$327,789	0.16%	$262,165	0.21%
Money market accounts	1,028,841	0.38%	746,474	0.40%
Brokered deposits	53,220	0.46%	30,475	0.63%
Savings accounts	13,230	0.10%	10,590	0.10%
Certificates of deposit	244,648	0.63%	243,989	0.73%
Total interest-bearing deposits	1,667,728	0.37%	1,293,693	0.43%
Noninterest-bearing deposits	774,562	—%	708,215	—%
Total deposits	$2,442,290	0.25%	$2,001,908	0.28%
The following table presents the ending balances and percentage of total deposits for the periods indicated. As of June 30, 2022, we had approximately $18.4 million in brokered deposits representing 0.8% of total deposits. Brokered deposits decreased approximately $40.0 million, or 68.5%, compared to December 31, 2021. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$339,942	14.3%	$310,362	13.1%
Money market accounts	1,026,457	43.1%	1,055,033	44.5%
Brokered deposits	18,366	0.8%	58,365	2.5%
Savings accounts	14,324	0.6%	12,558	0.5%
Certificates of deposit	205,145	8.6%	261,067	11.0%
Total interest-bearing deposits	1,604,234	67.4%	1,697,385	71.6%
Noninterest-bearing deposits	777,501	32.6%	674,003	28.4%
Total deposits(1)	$2,381,735	100.0%	$2,371,388	100.0%
__________________________________
(1)Balance Sheet does not illustrate brokered deposits as presented above.
For more information regarding the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of June 30, 2022, and December 31, 2021, refer to Note 6 - Deposits to the Consolidated Financial Statements (unaudited) dated June 30, 2022.
Debt
See Note 7 - Debt and Borrowings to the Consolidated Financial Statements (unaudited) dated June 30, 2022, for additional information regarding our Subordinated Debt and Valley National Line of Credit.
Borrowings
We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2022, approximately $245.4 million in total loans that were pledged as collateral for potential FHLB borrowings and FHLB letters of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2022, we had no outstanding advances, compared to $35.0 million as of December 31, 2021. As of June 30, 2022 and December 31, 2021, we had $153.3 million and $113.0 million, respectively, in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged.
The following table sets forth certain information on our FHLB borrowings during the periods presented.

	June 30, 2022	December 31, 2021
(Dollars in thousands)
Weighted average interest rate at period-end	—%	2.04%
Maximum month-end balance during period	$35,000	$35,000
Average balance outstanding during period	13,757	36,918
Weighted average interest rate during period	1.98%	2.01%
Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of June 30, 2022 and December 31, 2021.
Liquidity and Capital Resources
Capital Resources
Stockholders’ equity increased $2.1 million, or 0.9%, to $233.6 million on June 30, 2022, compared to December 31, 2021, primarily due an increase in retained earnings of $9.4 million and an increase in additional paid in capital of $3.5 million for the six months ended June 30, 2022, partially offset by a decrease of $10.7 million in accumulated other comprehensive net income.
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
As of June 30, 2022, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. During the six months ended June 30, 2022, the Company infused $7.5 million of capital into the Bank to support asset growth and maintain well capitalized ratios at the Bank.

The following table presents our regulatory capital ratios as of June 30, 2022, and December 31, 2021. The amounts presented exclude the capital conservation buffer.

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital ratio
Bank	$245,543	12.1%	$162,036	8.0%	$202,545	10.0%
Company	260,097	12.8%	162,036	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	229,263	11.3%	121,527	6.0%	162,036	8.0%
Company	219,381	10.8%	121,527	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	229,263	8.5%	108,401	4.0%	135,501	5.0%
Company	219,381	8.1%	108,401	4.0%	N/A	N/A
Common Equity Tier 1
Bank	229,263	11.3%	91,145	4.5%	131,654	6.5%
Company	219,381	10.8%	91,145	4.5%	N/A	N/A

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital ratio
Bank	$222,696	12.9%	$138,435	8.0%	$173,043	10.0%
Company	220,206	12.7%	138,435	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	208,997	12.1%	103,826	6.0%	138,435	8.0%
Company	206,507	11.9%	103,826	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	208,997	7.7%	107,877	4.0%	134,846	5.0%
Company	206,507	7.7%	107,877	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	208,997	12.1%	77,869	4.5%	112,478	6.5%
Company	206,507	11.9%	77,869	4.5%	N/A	N/A
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

On June 30, 2022, we had the ability to generate approximately $488.1 million in additional liquidity through all of our available resources beyond our overnight funds sold position. During the six months ended June 30, 2022, the Company issued $25.0 million in subordinated notes payable due 2032 and also increased the availability under its revolving line of credit at Valley National Bank, N.A. from $10.0 million to $25.0 million. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is currently sufficient to meet our ongoing needs.
We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. On June 30, 2022, and December 31, 2021, there were $245.4 million and $235.3 million in total loans pledged to the FHLB for liquidity. Our investment portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average maturity of our investment portfolio was 5.74 years and 4.41 years on June 30, 2022, and December 31, 2021, respectively. The duration of our investment portfolio was 4.86 years and 4.08 years on June 30, 2022, and December 31, 2021, respectively.
As we deploy our capital and continue to grow our operations, we maintain cash in our holding company for added liquidity. As of June 30, 2022, cash held at the holding company was approximately $10.5 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $31.6 million during three months ended June 30, 2022, compared to an average net overnight funds sold position of $42.9 million for the year ended December 31, 2021. As of June 30, 2022, cash held at the Federal Reserve was approximately $297.4 million compared to $544.0 million as of December 31, 2021.
We expect our capital expenditures over the next 12 months to be approximately $1.1 million, which will consist primarily of investments in digital capabilities, technology purchases for our new banking offices, business applications and information technology security needs. We expect that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.
Inflation
We are experiencing and may continue to experience labor cost inflation and constraints in hiring qualified employees. We aim to offset the potential unfavorable impact of these items with automation, productivity improvements, and other initiatives. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. At June 30, 2022, inflation was rising at a higher and more sustained level than anticipated by the Federal Reserve. As a result, there were three rate increases for the six months ended June 30, 2022 totaling an upward increase of 150 basis points and the current market expects another change in monetary policy, which would include further interest rate increases in 2022 and could lead to greater market volatility.

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2022.

(Dollars in thousands)	Due in One Year or Less	Due after One Through Three Years	Due After Three Through Five Years	Due After Five Years	Total
Time deposits of $250,000 or less	$68,378	$3,512	$—	$—	$71,890
Time deposits of more than $250,000	132,400	4,189	—	—	136,589
Operating leases	1,343	2,310	1,276	385	5,314
Subordinated debt	—	—	—	24,436	24,436
Total	$202,121	$10,011	$1,276	$24,821	$238,229
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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Unfunded lines of credit	471,356	415,402
Commitments to extend credit	107,139	108,824
Standby letters of credit	11,974	12,095
Commercial letters of credit	3,664	2,765
Total credit extension commitments	$594,133	$539,086
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
Certain Performance Metrics
The following table shows the return on average assets (computed as annualized net income divided by average total assets), return on average equity (computed as annualized net income divided by average equity) and average equity to average assets ratios for the three months ended June 30, 2022, and 2021 and six months ended June 30, 2022, and 2021.

(Dollars in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Return on average assets	1.03%	0.99%	0.70%	0.96%
Return on average equity	12.15%	11.38%	8.20%	10.14%
Average equity to average assets	8.47%	8.70%	8.48%	9.44%
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
REPRICING GAP

June 30, 2022 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Interest Earning Assets
Loans	$440,573	$70,581	$288,875	$800,029	$1,172,062	$1,972,091
Loans held for sale	—	—	—	—	—	—
Securities	46,431	5,855	11,224	63,510	134,860	198,370
Interest earning deposits at other financial institutions	298,764	—	—	298,764	42,272	341,036
Federal funds sold	27,043	—	—	27,043	—	27,043
FHLB & FRB stock	7,375	—	—	7,375	—	7,375
Total interest earning assets	$820,186	$76,436	$300,099	$1,196,721	$1,349,194	$2,545,915
Interest-Bearing Liabilities
Interest-bearing deposits	$679,503	$23,908	$107,580	$810,991	$584,764	$1,395,755
Time deposits	44,005	56,875	99,899	200,779	7,700	208,479
Total interest-bearing deposits	723,508	80,783	207,479	1,011,770	592,464	1,604,234
FHLB advances	—	—	—	—	—	—
Subordinated debt	—	—	—	—	24,436	24,436
Total interest-bearing liabilities	$723,508	$80,783	$207,479	$1,011,770	$616,900	$1,628,670
Period gap	$96,678	$(4,347)	$92,620	$184,951	$732,294
Cumulative gap	$96,678	$92,331	$184,951	$184,951	$917,245
Ratio of cumulative gap to total earning assets	11.79%	120.80%	61.63%	15.45%	67.98%
Ratio of cumulative gap to cumulative total earning assets	3.80%	3.63%	7.26%	7.26%	36.03%

CASH FLOW GAP

June 30, 2022 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Interest Earning Assets
Loans	$107,083	$84,630	$344,769	$536,482	$1,435,609	$1,972,091
Loans held for sale	—	—	—	—	—	—
Securities	9,283	2,945	15,787	28,015	170,355	198,370
Interest earning deposits at other financial institutions	298,764	—	—	298,764	42,272	341,036
Federal funds sold	27,043	—	—	27,043	—	27,043
FHLB & FRB stock (1)	—	—	—	—	7,375	7,375
Total interest earning assets	$442,173	$87,575	$360,556	$890,304	$1,655,611	$2,545,915
Interest-Bearing Liabilities
Interest-bearing deposits	$26,610	$53,220	$239,496	$319,326	$1,076,429	$1,395,755
Time deposits	44,005	56,875	99,899	200,779	7,700	208,479
Total interest-bearing deposits	70,615	110,095	339,395	520,105	1,084,129	1,604,234
FHLB advances	—	—	—	—	—	—
Subordinated debt	—	—	—	—	24,436	24,436
Total interest-bearing liabilities	$70,615	$110,095	$339,395	$520,105	$1,108,565	$1,628,670
Period gap	$371,558	$(22,520)	$21,161	$370,199	$547,046
Cumulative gap	$371,558	$349,038	$370,199	$370,199	$917,245
Ratio of cumulative gap to total earning assets	84.03%	398.56%	102.67%	41.58%	55.40%
Ratio of cumulative gap to cumulative total earning assets	14.59%	13.71%	14.54%	14.54%	36.03%
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
The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of June 30, 2022, and December 31, 2021.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	—%	(5.0)%	(10.0)%	(15.0)%	(20.0)%
June 30, 2022	(15.1)%	(18.1)%	(14.1)%	(5.4)%	—%	2.4%	4.7%	7.0%	9.3%
December 31, 2021	(6.0)%	(4.0)%	(1.5)%	1.3%	—%	4.2%	8.4%	12.4%	16.2%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	—%	(5.0)%	(10.0)%	(15.0)%	(20.0)%
June 30, 2022	(22.9)%	(26.9)%	(20.6)%	(8.2)%	—%	5.1%	10.1%	15.0%	19.9%
December 31, 2021	(15.6)%	(12.5)%	(9.1)%	(4.7)%	—%	6.5%	12.7%	18.6%	24.4%
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

The following table illustrates the results of our EVE analysis as of June 30, 2022, and December 31, 2021.

Economic Value of Equity	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	—%	(10.0)%	(15.0)%	(20.0)%	(30.0)%
June 30, 2022	(6.2)%	(9.1)%	(5.5)%	(0.1)%	—%	(3.0)%	(5.9)%	(9.0)%	(12.6)%
December 31, 2021	6.7%	6.2%	5.9%	4.8%	—%	(3.7)%	(7.3)%	(11.1)%	(15.4)%
Critical Accounting Policies and Estimates
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include our accounting for the allowance for loan losses and fair value measurements. Significant accounting policies are discussed in the Notes to Consolidated Financial Statements within our Annual Report. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2022.
In June 2016, FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments). For Public Business Entities that are non-SEC filers and for SEC filers that are considered small reporting companies, it is effective for January 1, 2023. Early adoption is still permitted. The Company's management has selected a credit loss estimation model. Initial data integration with the model is complete, and the Credit Department has performed several test runs with no material differences. A parallel run using March 31, 2022 data was performed during the second quarter. Next steps include fine tuning the inputs based on the bank’s specific risk profile (ex: geography, portfolio composition, credit standards, etc.) and performing additional parallel runs with the bank’s existing ALLL calculation. Additionally, the Credit Team has started work on the Structural Overview Document and developing key controls and procedures.The Company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2023.
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

Reconciliation of non-GAAP Financial Measures

	Three Months Ended			Six Months Ended
(Dollar amounts in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net interest income (GAAP)	$21,909	$19,047	$17,202	$40,956	$35,081
Total noninterest income	1,781	1,273	2,302	3,054	3,421
Total noninterest expense	12,604	16,495	10,954	29,099	22,742
Pre-tax pre-provision earnings (non-GAAP)	$11,086	$3,825	$8,550	$14,911	$15,760
Total adjustments to noninterest expense (1)	—	(2,915)	—	(2,915)	(684)
Adjusted pre-tax pre-provision earnings (non-GAAP)	$11,086	$6,740	$8,550	$17,826	$16,444

Return on average assets (GAAP)	1.03%	0.36%	0.99%	0.70%	0.96%
Annualized pre-tax pre-provision ROAA (non-GAAP)	1.63%	0.57%	1.33%	1.10%	1.36%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	1.63%	1.00%	1.33%	1.32%	1.42%
(1)Adjustments to noninterest expense for the six months ended June 30, 2022 were related to severance and accelerated vesting expense related to the departure of the former Chief Executive Officer. Adjustments to noninterest expense for the six months ended June 30, 2021 were related to change in control payments to two former Marquis employees.

(Dollar amounts in thousands, except per share data)	June 30, 2022	December 31, 2021
Total loans held for investment, net (GAAP)	$1,972,091	$1,764,460
Add allowance for loan loss ("ALLL")	15,142	12,704
Total gross loans held for investment ("LHFI")	1,987,233	1,777,164
Less Professional Bank net PPP loans ("PPP")	$8,176	$58,615
Total gross LHFI excluding net PPP loans (non-GAAP)	$1,979,057	$1,718,549
Add purchase accounting loan marks ("PA")	9,937	13,003
Total gross LHFI excluding net PPP loans (non-GAAP) + PA marks	$1,988,994	$1,731,552

ALLL as a % of LHFI (GAAP)	0.76%	0.71%
ALLL as a % of total LHFI excluding net PPP loans (non-GAAP)	0.77%	0.74%
PA marks + ALLL / LHFI excluding net PPP loans (non-GAAP)	1.26%	1.48%

(Dollar amounts in thousands, except per share data)	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net interest income (GAAP)	$21,909	$19,047	$17,202	$40,956	$35,081
Less: PPP net interest income recognized	(818)	(1,059)	(1,844)	(1,877)	(4,897)
Net interest income excluding PPP (non-GAAP)	21,091	17,988	15,358	39,079	30,184
Less: PA premium/discounts	(1,648)	(1,661)	(1,192)	(3,309)	(2,460)
Net interest income excluding PPP and PA (non-GAAP)	$19,443	$16,327	$14,166	$35,770	$27,724
Average interest earning assets (GAAP)	2,572,318	2,599,372	2,447,242	2,585,771	2,218,056
Less: average PPP loans	(19,727)	(44,585)	(186,912)	(32,088)	(188,802)
Average interest earning assets, excluding PPP (non-GAAP)	2,552,591	2,554,787	2,260,330	2,553,683	2,029,254
Add: average PA marks	10,436	12,314	16,649	11,370	18,459
Average interest earning assets, excluding PPP and PA (non-GAAP)	$2,563,027	$2,567,101	$2,276,979	$2,565,053	$2,047,713
Net interest margin (GAAP)	3.42%	2.97%	2.82%	3.19%	3.19%
Net interest margin excluding PPP (non-GAAP)	3.31%	2.86%	2.73%	3.09%	3.00%
Net interest margin excluding PPP and PA (non-GAAP)	3.04%	2.58%	2.50%	2.81%	2.73%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Control Procedures
As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.
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
Factors related to Merger and Acquisition Activity
On August 8, 2022, Professional Holding Corp. and Seacoast Banking Corporation of Florida (“Seacoast”) entered into an Agreement and Plan of Merger pursuant to which Professional will merge with and into Seacoast, with Seacoast as the surviving corporation, in an all-stock transaction. Risks associated with this transaction may include but not be limited to: (i) the risk that regulatory approval of the transaction will not be obtained or is obtained subject to conditions that are not anticipated or that cannot be satisfied, (ii) the possibility that our shareholders will not approve the transaction, (iii) the risk that a condition of closing may not be satisfied, and (iv) uncertainty as to whether and when the transaction is completed..
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Not applicable.
(b)Not applicable.
(c)Not applicable.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, in the capacities set forth opposite their names on August 12, 2022.

Signature	Title	Date

/s/ Abel L. Iglesias	Chief Executive Officer	August 12, 2022
Abel L. Iglesias	(Principal Executive Officer)

/s/ Mary Usategui	Chief Financial Officer	August 12, 2022
Mary Usategui	(Principal Financial Officer)

/s/ Jennifer Boyd	Chief Accounting Officer	August 12, 2022
Jennifer Boyd	(Principal Accounting Officer)