Form 10-Q
period 2022-09-30
Professional Holding Corp.
filed 2022-11-09
CIK 1630856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

For the quarterly period ended	Commission file
September 30, 2022	number 001-39215
Professional Holding Corp.
(Exact name of Registrant as specified in its charter)

FL	46-5144312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Number of shares of common stock outstanding as of November 4, 2022: 13,814,427

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited).
PROFESSIONAL HOLDING CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$43,863	$38,469
Interest earning deposits	113,641	545,521
Federal funds sold	15,762	13,477
Cash and cash equivalents	173,266	597,467
Securities available for sale, at fair value - taxable	150,517	175,536
Securities available for sale, at fair value - tax-exempt	26,863	18,765
Securities held to maturity (fair value September 30, 2022 – $178, December 31, 2021 – $242)	194	236
Equity securities	6,182	6,638
Loans, net of allowance of $16,485 and $12,704 as of September 30, 2022 and December 31, 2021, respectively	1,988,410	1,764,460
Loans held for sale	—	165
Premises and equipment, net	7,867	9,020
Bank owned life insurance	54,534	38,485
Goodwill and intangibles	25,579	25,766
Other assets	41,465	27,573
Total assets	$2,474,877	$2,664,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – noninterest bearing	$758,042	$674,003
Demand – interest bearing	308,167	310,362
Money market and savings	976,766	1,121,330
Time deposits	145,316	265,693
Total deposits	2,188,291	2,371,388
Federal Home Loan Bank advances	—	35,000
Official checks	5,350	4,125
Other borrowings	—	10,000
Subordinated debt	24,467	—
Accrued interest and other liabilities	18,905	12,074
Total liabilities	2,237,013	2,432,587
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Class A Voting Common stock, $0.01 par value; authorized 50,000,000 shares, issued 14,769,354 and outstanding 13,811,084 shares as of September 30, 2022, and authorized 50,000,000 shares, issued 14,393,750 and outstanding 13,446,400 shares at December 31, 2021	148	144
Class B Non-Voting Common stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding on September 30, 2022 and December 31, 2021	—	—
Treasury stock, at cost	(16,214)	(16,003)
Additional paid-in capital	216,703	212,012
Retained earnings	54,006	36,120
Accumulated other comprehensive loss	(16,779)	(749)
Total stockholders’ equity	237,864	231,524
Total liabilities and stockholders' equity	$2,474,877	$2,664,111
See accompanying notes to consolidated financial statements.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$25,222	$20,209	$66,602	$57,753
Investment securities - taxable	736	186	2,078	526
Investment securities - tax-exempt	228	177	673	569
Dividend income on restricted stock	108	96	310	290
Other	871	222	2,194	486
Total interest income	27,165	20,890	71,857	59,624

Interest expense
Deposits	2,170	1,476	5,247	4,223
Federal Home Loan Bank advances	—	182	137	568
Subordinated debt	198	128	696	335
Other borrowings	—	—	24	313
Total interest expense	2,368	1,786	6,104	5,439

Net interest income	24,797	19,104	65,753	54,185
Provision for loan losses	1,343	1,060	4,434	2,860
Net interest income after provision for loan losses	23,454	18,044	61,319	51,325

Noninterest income
Service charges on deposit accounts	542	643	1,636	2,237
Income from bank owned life insurance	400	281	1,049	844
SBA origination fees	90	21	138	166
Swap fee income	—	208	112	781
Loans held for sale income	6	161	122	462
Gain on sale and call of securities	—	1	13	23
Other	185	161	1,207	384
Total noninterest income	1,223	1,476	4,277	4,897

Noninterest expense
Salaries and employee benefits	8,003	7,350	26,696	21,233
Occupancy and equipment	1,001	935	3,013	2,942
Data processing	257	303	875	869
Marketing	565	420	886	738
Professional fees	830	689	2,635	2,087
Acquisition expenses	957	—	957	684
Regulatory assessments	254	481	1,276	1,248
Other	1,986	1,446	6,614	4,565
Total noninterest expense	13,853	11,624	42,952	34,366

Income before income taxes	10,824	7,896	22,644	21,856
Income tax provision	2,351	1,608	4,758	4,452
Net income	$8,473	$6,288	$17,886	$17,404

Earnings per share:
Basic	$0.63	$0.48	$1.33	$1.30
Diluted	$0.60	$0.45	$1.27	$1.25

Other comprehensive income:
Unrealized holding loss on securities available for sale	(7,176)	(288)	(21,484)	(1,081)
Tax effect	1,819	71	5,454	265
Other comprehensive loss, net of tax	(5,357)	(217)	(16,030)	(816)
Comprehensive income	$3,116	$6,071	$1,856	$16,588
See accompanying notes to consolidated financial statements.

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Dollar amounts in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance on December 31, 2020	13,534,829	$141	$(9,209)	$208,995	$14,756	$882	$215,565
Employee stock purchase plan	1,851	—	—	34	—	—	34
Stock based compensation	—	—	—	1,068	—	—	1,068
Exercise of stock options	92,710	1	—	811	—	—	812
Restricted stock issued	128,644	1	—	—	—	—	1
Treasury stock	(341,367)	—	(6,037)	(10)	—	—	(6,047)
Net income	—	—	—	—	17,404	—	17,404
Other comprehensive loss	—	—	—	—	—	(816)	(816)
Balance on September 30, 2021	13,416,667	$143	$(15,246)	$210,898	$32,160	$66	$228,021

Balance on December 31, 2021	13,446,400	$144	$(16,003)	$212,012	$36,120	$(749)	$231,524
Stock based compensation	—	—	—	2,776	—	—	2,776
Exercise of stock options	169,058	2	—	1,917	—	—	1,919
Restricted stock issued	206,546	2	—	(2)	—	—	—
Treasury stock	(10,920)	—	(211)	—	—	—	(211)
Net income	—	—	—	—	17,886	—	17,886
Other comprehensive loss	—	—	—	—	—	(16,030)	(16,030)
September 30, 2022	13,811,084	$148	$(16,214)	$216,703	$54,006	$(16,779)	$237,864

Balance on June 30, 2021	13,475,781	$143	$(13,544)	$210,274	$25,872	$283	$223,028
Stock based compensation expense	—	—	—	359	—	—	359
Exercise of stock options	28,296	—	—	268	—	—	268
Restricted stock issued	6,189	—	—	—	—	—	—
Treasury stock	(93,599)	—	(1,702)	(3)	—	—	(1,705)
Net income	—	—	—	—	6,288	—	6,288
Other comprehensive loss	—	—	—	—	—	(217)	(217)
Balance on September 30, 2021	13,416,667	$143	$(15,246)	$210,898	$32,160	$66	$228,021

Balance on June 30, 2022	13,742,381	$147	$(16,201)	$215,541	$45,533	$(11,422)	$233,598
Stock based compensation expense	—	—	—	547	—	—	547
Exercise of stock options	53,586	1	—	615	—	—	616
Restricted stock issued	15,793	—	—	—	—	—	—
Treasury stock	(676)	—	(13)	—	—	—	(13)
Net income	—	—	—	—	8,473	—	8,473
Other comprehensive loss	—	—	—	—	—	(5,357)	(5,357)
Balance on September 30, 2022	13,811,084	$148	$(16,214)	$216,703	$54,006	$(16,779)	$237,864
See accompanying notes to consolidated financial statements

PROFESSIONAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$17,886	$17,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,434	2,860
Amortization of purchase accounting adjustments	(4,752)	(4,651)
Depreciation and amortization	465	1,023
Gain on call of securities	(13)	(23)
Gain on loans held for sale	(122)	(462)
Equity unrealized change in market value	513	102
Net amortization of securities	1,111	2,137
Net amortization of deferred loan fees	(3,577)	(6,589)
Originations of loans held for sale	(7,973)	(22,367)
Proceeds from sales of loans held for sale	8,260	23,815
Income from bank-owned life insurance	(1,049)	(844)
Loss on disposal of premises and equipment	4	140
Employee stock purchase plan	—	34
Stock compensation	2,776	1,069
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	(637)	1,330
Other assets	(8,178)	(5,269)
Official checks, accrued interest, and other liabilities	8,188	1,586
Net cash provided by operating activities	17,336	11,295

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	20,942	16,749
Proceeds from calls of securities available for sale	4,135	4,812
Proceeds from paydowns of securities held to maturity	40	1,282
Purchase of securities available for sale	(30,736)	(50,922)
Purchase of equity securities	(57)	(800)
Loans originations, net of principal repayments	(220,284)	(38,098)
Purchase of Federal Reserve Bank stock	(604)	(654)
Redemption of Federal Home Loan Bank Stock	981	888
Purchase of bank-owned life insurance	(15,000)	—
Disposals (purchases) of premises and equipment, net	145	(1,632)
Net cash used in investing activities	(240,438)	(68,375)

Cash flows from financing activities
Net increase (decrease) in deposits	(182,807)	695,844
Proceeds from issuance of stock, net of issuance costs	1,919	812
Purchase of treasury stock	(211)	(6,047)
Repayments of Federal Home Loan advances	(35,000)	(5,000)
Net proceeds from issuance of subordinated notes payable	25,000	—
Repayment of line of credit	(10,000)	—
Repayments of PPPLF advances	—	(101,358)
Net cash provided by (used in) financing activities	(201,099)	584,251

Increase (decrease) in cash and cash equivalents	(424,201)	527,171
Cash and cash equivalents at beginning of period	597,467	216,972
Cash and cash equivalents at end of period	$173,266	$744,143

Supplemental cash flow information:
Cash paid during the period for interest	$6,114	$6,192
Cash paid during the period for taxes, net of refunds	6,359	4,200
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
Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
New accounting standards that have not yet been adopted:
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on the Company’s financial statements:

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326)
Description	In March 2022, FASB issued ASU 2022-02 which eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases.
Date of Adoption	ASU 2022-02 is effective January 1, 2023.
Effect on the Consolidated Financial Statements	This ASU will have an impact on our financial statement disclosures but not a material impact on our financial statements.

ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
Description	In June 2022, FASB issued ASU 2022-03 which clarifies that a contractual sale restriction should not be considered in measuring fair value. ASU 2022-03 also requires that entities disclose certain qualitative and quantitative information about securities with contractual sale restrictions.
Date of Adoption	ASU 2022-03 is effective January 1, 2023.
Effect on the Consolidated Financial Statements	We are evaluating the impact of this ASU, but it is not believed to be material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share:
Net income	$8,473	$6,288	$17,886	$17,404
Total weighted average common stock outstanding	13,498,007	13,196,025	13,430,536	13,344,470
Basic earnings per common share	$0.63	$0.48	$1.33	$1.30
Diluted earnings per share:
Net income	$8,473	$6,288	$17,886	$17,404
Total weighted average common stock outstanding	13,498,007	13,196,025	13,430,536	13,344,470
Add: dilutive effect of employee restricted stock and options	742,008	659,402	661,214	568,613
Total weighted average diluted stock outstanding	14,240,015	13,855,427	14,091,750	13,913,083
Dilutive earnings per common share	$0.60	$0.45	$1.27	$1.25

Anti-dilutive restricted stock and options	$16,874	$7,357	$49,167	$278,007
NOTE 3 — SECURITIES
The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity on September 30, 2022, and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Available for sale - taxable
Small Business Administration loan pools	$31,902	$32	$(420)	$31,514
Mortgage-backed securities (1)	135,017	—	(20,183)	114,834
United States agency obligations	2,947	—	(280)	2,667
Corporate bonds	1,500	2	—	1,502
Total available for sale - taxable	$171,366	$34	$(20,883)	$150,517
Available for sale - tax-exempt
Community Development District bonds	$25,343	$1	$(1,330)	$24,014
Municipals	3,148	—	(299)	2,849
Total available for sale - tax-exempt	$28,491	$1	$(1,629)	$26,863

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to Maturity
Residential mortgage-backed securities	$194	$—	$(16)	$178
Total Held to Maturity	$194	$—	$(16)	$178
(1)$91.1 million is residential mortgage-backed and $23.7 million is commercial mortgage-backed.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual Funds	$5,325	$—	$—	$5,325
Other equity securities	857	—	—	857
Total Equity	$6,182	$—	$—	$6,182

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale - taxable
Small Business Administration loan pools	$40,368	$38	$(472)	$39,934
Mortgage-backed securities (1)	131,273	70	(1,240)	130,103
United States agency obligations	3,939	54	(7)	3,986
Corporate bonds	1,500	13	—	1,513
Total available for sale - taxable	$177,080	$175	$(1,719)	$175,536
Available for sale - tax-exempt
Community development district bonds	$17,163	$512	$(1)	$17,674
Municipals	1,051	40	—	1,091
Total available for sale - tax-exempt	$18,214	$552	$(1)	$18,765

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to Maturity
Residential mortgage-backed securities	$236	$6	$—	$242
Total held to maturity	$236	$6	$—	$242
(1)$104.0 million is residential mortgage-backed and $26.1 million is commercial mortgage-backed.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Equity
Mutual funds	$5,838	$—	$—	$5,838
Other equity securities	800	—	—	800
Total equity	$6,638	$—	$—	$6,638
As of September 30, 2022, and December 31, 2021, corporate bonds were comprised of investments in the financial services industry. During the nine months ended September 30, 2022, the net investment portfolio decreased by $17.4 million primarily due to $25.1 million in investment calls, redemptions and paydowns, coupled with unrealized losses of $21.5 million during the year, partially offset by purchases of approximately $30.7 million in mortgage-backed securities ("MBS"), community development district bonds ("CDD"), and municipal bonds.
Total securities pledged as of September 30, 2022, and December 31, 2021, were $27.0 million and $2.4 million, respectively, which included securities pledged for derivative swap transactions and pledged for public funds.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities not due at a single maturity date are shown separately. The scheduled maturities of securities as of September 30, 2022, are as follows:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$5,289	$5,269
Due after one year through five years	22,956	21,666
Due after five years through ten years	4,693	4,097
Due after ten years	—	—
Subtotal	32,938	31,032

Small Business Administration loan pools	31,902	31,514
Mortgage-backed securities	135,017	114,834
Total available for sale	$199,857	$177,380

Held to maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Subtotal	$—	$—

Mortgage-backed securities	$194	$178
Total held to maturity	$194	$178
On September 30, 2022, and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. On September 30, 2022, and December 31, 2021, the number of investment positions that are in an unrealized loss position were 210 and 92, respectively.

The tables below indicate the fair value of debt securities with unrealized losses and for the period of time of which these losses were outstanding on September 30, 2022, and December 31, 2021, respectively, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Available for sale - taxable
Small Business Administration loan pools	$1,613	$(90)	$20,468	$(330)	$22,081	$(420)
Mortgage-backed securities	90,835	(15,684)	24,178	(4,499)	115,013	(20,183)
United States agency obligations	2,667	(280)	—	—	2,667	(280)
Total available for sale - taxable	$95,115	$(16,054)	$44,646	$(4,829)	$139,761	$(20,883)
Available for sale - tax-exempt
Community Development District bonds	$23,020	$(1,330)	$—	$—	$23,020	$(1,330)
Municipals	2,849	(299)	—	—	2,849	(299)
Total available for sale - tax-exempt	$25,869	$(1,629)	$—	$—	$25,869	$(1,629)

December 31, 2021
Available for sale - taxable
Small Business Administration loan pools	$17,428	$(335)	$14,872	$(136)	$32,300	$(471)
Mortgage-backed securities	109,621	(1,168)	1,710	(73)	111,331	(1,241)
United States agency obligations	1,930	(7)	—	—	1,930	(7)
Total available for sale - taxable	$128,979	$(1,510)	$16,582	$(209)	$145,561	$(1,719)
Available for sale - tax-exempt
Community Development District bonds	$809	$(1)	$—	$—	$809	$(1)
Total available for sale - tax-exempt	$809	$(1)	$—	$—	$809	$(1)
The unrealized holding losses within the investment portfolio are considered to be temporary and mainly reflect changes in the interest rate cycle. The unrealized loss positions may fluctuate positively or negatively with changes in interest rates or spreads. Since Small Business Association ("SBA") loan pools and mortgage-backed securities are government sponsored entities that are highly rated, the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not have any securities in an Other Than Temporary Impairment (“OTTI”) position. The Company does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. No credit losses were recognized during the nine months ended September 30, 2022, or during the year ended December 31, 2021.

NOTE 4 — LOANS
Loans on September 30, 2022, and December 31, 2021, were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Loans held for investment:
Commercial real estate	$997,478	$902,654
Residential real estate	452,521	377,511
Commercial (non-PPP)	397,725	325,415
Commercial (PPP)	2,618	58,615
Construction and land development	128,570	91,520
Consumer and other	25,983	21,449
Total loans held for investment, gross	2,004,895	1,777,164
Allowance for loan losses	(16,485)	(12,704)
Loans held for investment, net	$1,988,410	$1,764,460

Loans held for sale:
Loans held for sale	$—	$165
Total loans held for sale	$—	$165
The recorded investment in loans excludes accrued interest receivable due to immateriality.
On September 30, 2022, and December 31, 2021, there were $265.3 million and $235.3 million, respectively in total loans pledged to the Federal Home Loan Bank (“FHLB”).

Loan premiums for loans purchased are amortized over the life of the loan with acceleration upon the increase in principal paydowns or payoffs. On September 30, 2022, and December 31, 2021, loan premiums for purchased loans were $0.3 million and $0.4 million, respectively. Net discounts for loans acquired through business acquisitions totaled $8.5 million and $13.0 million, as of September 30, 2022, and December 31, 2021, respectively.
There are no loans over 90 days past due and accruing as of September 30, 2022, or December 31, 2021.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2022, and December 31, 2021, by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
September 30, 2022
Commercial real estate	$—	$—	$—	$297	$297	$997,181	$997,478
Residential real estate	—	—	—	—	—	452,521	452,521
Commercial (non-PPP)	—	400	—	1,468	1,868	395,857	397,725
Commercial (PPP)	221	—	—	—	221	2,397	2,618
Construction and land development	—	—	—	—	—	128,570	128,570
Consumer and other	—	—	—	—	—	25,983	25,983
Total	$221	$400	$—	$1,765	$2,386	$2,002,509	$2,004,895

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	Total
December 31, 2021
Commercial real estate	$292	$—	$—	$—	$292	$902,362	$902,654
Residential real estate	—	—	—	—	—	377,511	377,511
Commercial (non-PPP)	449	—	—	1,468	1,917	323,498	325,415
Commercial (PPP)	7	—	—	—	7	58,608	58,615
Construction and land development	—	—	—	—	—	91,520	91,520
Consumer and other	—	—	—	654	654	20,795	21,449
Total	$748	$—	$—	$2,122	$2,870	$1,774,294	$1,777,164
Troubled Debt Restructurings:
The principal carrying balances of loans that met the criteria for consideration as troubled debt restructurings (“TDR”) were $2 thousand and $55 thousand as of September 30, 2022, and December 31, 2021, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2022, and December 31, 2021. The Company has not committed any additional amounts to customers whose loans are classified as a troubled debt restructuring.
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
Pass: A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. The pass category includes the following:
•Riskless: Loans that are fully secured by liquid, properly margined collateral (listed stock, bonds, or other securities; savings accounts; certificates of deposit; loans or portions thereof that are guaranteed by the U.S. Government or agencies backed by the “full faith and credit” thereof; loans secured by properly executed letters of credit from prime financial institutions).
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
•Moderate Risk: Loans to borrowers that are in non-compliance with periodic reporting requirements of the loan agreement, and any other credit file documentation deficiencies, that do not otherwise affect the borrower’s credit risk profile. This may include borrowers who fail to supply updated financial information that supports the adequacy of the primary source of repayment to service the Bank’s debt and prevents bank management from evaluating the borrower’s current debt service capacity. Existing loans will include those with consistent track record of timely loan payments, no material adverse changes to underlying collateral, and no material adverse change to guarantor's(s') financial capacity, evidenced by public record searches.
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
Doubtful: A loan classified Doubtful has all the weaknesses inherent in one classified Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loss: A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Commercial real estate	$994,933	$—	$2,545	$—	$997,478
Residential real estate	452,521	—	—	—	452,521
Commercial (non-PPP)	395,857	84	1,784	—	397,725
Commercial (PPP)	2,618	—	—	—	2,618
Construction and land development	128,570	—	—	—	128,570
Consumer	25,914	69	—	—	25,983
Total	$2,000,413	$153	$4,329	$—	$2,004,895

December 31, 2021
Commercial real estate	$900,364	$—	$2,290	$—	$902,654
Residential real estate	377,511	—	—	—	377,511
Commercial (non-PPP)	323,657	290	1,468	—	325,415
Commercial (PPP)	58,615	—	—	—	58,615
Construction and land development	91,520	—	—	—	91,520
Consumer	20,712	83	—	654	21,449
Total	$1,772,379	$373	$3,758	$654	$1,777,164

Purchased Credit Impaired Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial real estate	$5,795	$5,845
Residential real estate	—	89
Commercial	200	410
Construction and development	—	—
Consumer and other loans	—	—
Carrying amount	$5,995	$6,344
Accretable yield for all purchased credit impaired loans were as follows for the nine months ended September 30, 2022 and 2021:

(Dollars in thousands)	2022	2021
Balance at January 1	(573)	(630)
New loans purchased	—	—
Adjustment of income	—	—
Accretion	202	296
Reclassifications from nonaccretable difference	(407)	(136)
Disposals	374	16
Balance on September 30	$(404)	$(454)
For those purchased credit impaired loans disclosed above, no allowances for loan losses were recorded or reversed during the nine months ended September 30, 2022.
Non-Performing Assets
As of September 30, 2022, the Company had nonperforming assets of $1.8 million, or 0.07% of total assets, compared to nonperforming assets of $2.1 million, or 0.08% of total assets, on December 31, 2021. The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination of a confirmed loss is made on a loan. There was one charge-off of an impaired loan of $0.7 million in the consumer loan category for the nine months ended September 30, 2022, compared to a partial charge-off of $7.6 million for the nine months ended September 30, 2021 on a commercial loan.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the three and nine months ended September 30, 2022, and 2021.

	Three Months Ended September 30, 2022
(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and land Development	Consumer and Other	Total
September 30, 2022
Allowance for loan losses:
Beginning balance	$5,929	$2,966	$5,425	$677	$145	$15,142
Provision for loan losses	(40)	614	545	199	25	1,343
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$5,889	$3,580	$5,970	$876	$170	$16,485

	Three Months Ended September 30, 2021
(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and land Development	Consumer and Other	Total
September 30, 2021
Allowance for loan losses:
Beginning balance	$4,285	$2,269	$3,423	$361	$80	$10,418
Provision for loan losses	(206)	(47)	674	(28)	667	1,060
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$4,079	$2,222	$4,097	$333	$747	$11,478

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
September 30, 2022
Allowance for loan losses:
Beginning balance	$4,471	$2,339	$4,637	$471	$786	$12,704
Provision for loan losses	1,418	1,241	1,333	405	37	4,434
Loans charged-off	—	—	—	—	(653)	(653)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$5,889	$3,580	$5,970	$876	$170	$16,485

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
September 30, 2021
Allowance for loan losses:
Beginning balance	$3,159	$2,177	$10,462	$388	$73	$16,259
Provision for loan losses	920	45	1,276	(55)	674	2,860
Loans charged-off	—	—	(7,641)	—	—	(7,641)
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$4,079	$2,222	$4,097	$333	$747	$11,478

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Construction and Land Development	Consumer and Other	Total
September 30, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$99	$—	$1,018	$—	$—	$1,117
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	5,790	3,580	4,952	876	170	15,368
Total ending allowance balance	$5,889	$3,580	$5,970	$876	$170	$16,485

Loans:
Loans individually evaluated for impairment	$2,545	$—	$1,784	$—	$—	$4,329
Loans collectively evaluated for impairment	994,933	452,521	398,559	128,570	25,983	2,000,566
Total ending loans balance	$997,478	$452,521	$400,343	$128,570	$25,983	$2,004,895

December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$671	$—	$654	$1,325
Purchased Credit Impaired (PCI) loans	—	—	—	—	—	—
Collectively evaluated for impairment	4,471	2,339	3,966	471	132	11,379
Total ending allowance balance	$4,471	$2,339	$4,637	$471	$786	$12,704

Loans:
Loans individually evaluated for impairment	$2,290	$—	$1,468	$—	$654	$4,412
Loans collectively evaluated for impairment	900,364	377,511	382,562	91,520	20,795	1,772,752
Total ending loans balance	$902,654	$377,511	$384,030	$91,520	$21,449	$1,777,164

NOTE 6 — DEPOSITS
The Company’s total deposits are comprised of the following at the dates indicated:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$308,167	14.1%	$310,362	13.1%
Money market accounts	944,728	43.2%	1,055,033	44.5%
Brokered deposits (1)	18,407	0.8%	58,365	2.5%
Savings accounts	16,966	0.8%	12,558	0.5%
Certificates of deposit	141,981	6.5%	261,067	11.0%
Total interest-bearing deposits	1,430,249	65.4%	1,697,385	71.6%
Noninterest-bearing deposits	758,042	34.6%	674,003	28.4%
Total deposits	$2,188,291	100.0%	$2,371,388	100.0%
_______________________________________________
(1)Balance Sheet does not illustrate brokered deposits as presented above.
The following table presents the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of September 30, 2022.

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Months Through 12 Months	Over 12 Months	Total
Time deposits of $250,000 or less	$15,108	$10,501	$21,453	$4,276	$51,338
Time deposits of more than $250,000	30,676	15,605	41,366	6,331	93,978
Total	$45,784	$26,106	$62,819	$10,607	$145,316
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
As of September 30, 2022, and December 31, 2021, the Company had time deposits that exceed the $250,000 FDIC insurance limit of $94.0 million and $172.5 million, respectively. Securities, mortgage loans or other financial instruments pledged as collateral for certain deposits were $53.9 million, and $28.7 million on September 30, 2022, and December 31, 2021, respectively. The aggregate amount of demand deposits that have been re-classified as loan balances on September 30, 2022, and December 31, 2021, were $1.2 million, and $0.4 million, respectively. Deposits from principal officers, directors and their affiliates at September 30, 2022, and December 31, 2021, were $2.3 million and $18.9 million, respectively.

For time deposits having a remaining term of more than one year, the aggregate amount of maturities for each of the five years at the dates indicated.

(Dollars in thousands)	September 30, 2022	December 31, 2021
1 year or less	$134,709	$258,302
Over 1 through 2 years	10,457	6,669
Over 2 through 3 years	150	722
Over 3 through 4 years	—	—
Over 4 through 5 years	—	—
Over 5 years	—	—
Total	$145,316	$265,693
Banks may be required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. Due to the amount of transaction deposit accounts, the Bank was not required to have cash reserve requirements on September 30, 2022, and December 31, 2021. Additionally, the Company had $90.5 million and $84.4 million, in Qualified Public Deposits that require a portion of the deposit to be pledged as collateral as of September 30, 2022, and December 31, 2021.
NOTE 7 — DEBT AND BORROWINGS
Subordinated Debt.
On January 13, 2022, the Company completed a private placement of $25.0 million in fixed-to-floating rate subordinated notes payable due 2032. The Notes will bear interest at a fixed annual rate of 3.38% for the first five years and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate plus 203 basis points. The Notes are redeemable by the Company at its option, in whole or in part, on and after the fifth anniversary of the issue date. The Company used the net proceeds from the sale of the subordinate notes for general corporate purposes.
Valley National Line of Credit.
The Company maintains a $25.0 million secured revolving line of credit with Valley National Bank, N.A. with a maturity date of March 1, 2023. Amounts drawn under this line of credit bear interest at the Prime Rate, as announced by The Wall Street Journal from time to time as its prime rate, and its obligations under this line of credit are secured by shares of the capital stock of the Bank, which we have pledged as security. On September 30, 2022, there were no outstanding borrowings under this line of credit compared to $10.0 million on December 31, 2021.
The Company uses short-term and long-term borrowings to supplement deposits to fund lending and investment activities.
Federal Home Loan Bank Advances
The FHLB allows the Company to borrow up to 25% of its assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2022, approximately $265.3 million in total loans were pledged as collateral for potential FHLB borrowings and FHLB letters of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2022, we had no outstanding advances, $28.7 million in outstanding letters of credit, and $163.9 million in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Amount outstanding at period-end	$—	$35,000
Weighted average interest rate at period-end	—%	2.04%
Maximum month-end balance during period	$35,000	$35,000
Average balance outstanding during period	$9,121	$36,918
Weighted average interest rate during period	1.98%	2.01%
Federal Reserve Bank of Atlanta
The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. There were no advances outstanding under this facility as of September 30, 2022 and December 31, 2021.
NOTE 8 — COMMON STOCK AND PREFERRED STOCK
Class A Voting Common Stock
The Company has Class A voting common stock with a par value of $0.01 per share. As of September 30, 2022, there are 50,000,000 shares of Class A voting common stock authorized of which 13,811,084 are outstanding. During the nine months ended September 30, 2022, the Company issued 387,082 shares of Class A voting common stock, inclusive of 218,024 shares of restricted stock grants and 169,058 shares of options exercised.
During the nine months ended September 30, 2022, treasury shares increased by 10,920 in connection with the net settlement of equity awards exercised or vested for tax purposes. In addition, there were 11,478 shares in restricted stock cancellations. During the nine months ended September 30, 2021, the Company repurchased 341,367 shares of Class A voting common stock, inclusive of 3,210 shares in connection with the net settlement of equity awards exercised or vested for tax purposes and had 3,002 shares in restricted stock cancellations. The Company did not repurchase any shares for the nine months ended September 30, 2022.
Class B Non-voting Common Stock
The Company has authorized 10,000,000 shares of Class B non-voting common stock with a par value of $0.01 per share. As of September 30, 2022, and December 31, 2021, no shares of Class B non-voting common stock were outstanding.
Preferred Stock
The Company has 10,000,000 shares of undesignated and unissued preferred stock As of September 30, 2022, and December 31, 2021, no shares of preferred stock were outstanding.
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
Securities available for sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of September 30, 2022 and December 31, 2021, all securities available for sale were Level 2.
Securities held to maturity: Measured at fair value utilizing Level 2 inputs. The estimated fair value is determined based on market quotes when available. If not available, quoted market prices of similar securities, discounted cash flow analysis, pricing models and observable market data are used in determining fair market value.
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
There were no securities reclassified into or out of Level 3 during the nine months ended September 30, 2022, or for the year ended December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements on September 30, 2022 Using:
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Securities available for sale - taxable
Small Business Administration loan pools	$31,514	$—	$31,514	$—
Mortgage-backed securities	114,834	—	114,834	—
United States agency obligations	2,667	—	2,667	—
Corporate bonds	1,502	—	1,502	—
Securities available for sale - tax-exempt
Community Development District bonds	24,014	—	24,014	—
Municipals	2,849	—	2,849	—
Equity securities - mutual funds	5,325	5,325	—	—
Equity Securities - other	857	857	—	—
Customer derivatives - interest rate swaps	6,610	—	6,610	—

LIABILITIES:
Customer derivatives - interest rate swaps	$6,610	$—	$6,610	$—

		Fair Value Measurements on December 31, 2021 Using:
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Securities available for sale - taxable
Small Business Administration loan pools	$39,934	$—	$39,934	$—
Mortgage-backed securities	130,103	—	130,103	—
United States agency obligations	3,986	—	3,986	—
Corporate bonds	1,513	—	1,513	—
Securities available for sale - tax-exempt
Community Development District bonds	17,674	—	17,674	—
Municipals	1,091	—	1,091	—
Equity securities - mutual funds	5,838	5,838	—	—
Loans held for sale	165	165	—	—
Customer derivatives - interest rate swaps	1,144	—	1,144	—

LIABILITIES:
Customer derivatives - interest rate swaps	$1,144	$—	$1,144	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:
Impaired loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements on September 30, 2022 Using:
(Dollars in thousands)	Total at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$2,449	$—	$—	$2,449	$(99)
Residential real estate	—	—	—	—	—
Commercial	766	—	—	766	(1,018)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$3,215	$—	$—	$3,215	$(1,117)

		Fair Value Measurements on December 31, 2021 Using:
(Dollars in thousands)	Total at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial real estate	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—
Commercial	797	—	—	797	(671)
Construction and land development	—	—	—	—	—
Consumer and other	—	—	—	—	(654)
Total	$797	$—	$—	$797	$(1,325)
As shown above, our impaired loans consist solely of commercial loans considered to be Level 3. These Level 3 loans have significant unobservable inputs such as appraisal adjustments for local market conditions and economic factors that may result in changes in value of assets over time.

The table below presents the approximate carrying amount and estimated fair value of the Company’s financial instruments (in thousands):

	September 30, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & due from banks, including interest bearing deposits	$157,504	$157,504	Level 1
Federal funds sold	15,762	15,762	Level 1
Securities, available for sale - taxable	171,366	150,517	Level 2
Securities, available for sale - tax-exempt	28,491	26,863	Level 2
Securities, held to maturity	194	178	Level 2
Securities, equity	5,325	5,325	Level 1
Securities, other equity	857	857	Level 1
Loans, net	1,988,410	1,975,085	Level 3
Bank owned life insurance	54,534	54,534	Level 2
Customer derivatives - interest rate swaps	6,610	6,610	Level 2
Accrued interest receivable	5,909	5,909	Level 1, 2 & 3

Financial Liabilities:
Deposits	$2,188,291	$2,006,303	Level 2
Subordinated debt	24,467	24,467	Level 2
Customer derivatives - interest rate swaps	6,610	6,610	Level 2
Accrued interest payable	252	252	Level 2

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash & due from banks, including interest bearing deposits	$583,990	$583,990	Level 1
Federal funds sold	13,477	13,477	Level 1
Securities, available for sale - taxable	177,080	175,536	Level 2
Securities, available for sale - tax-exempt	18,214	18,765	Level 2
Securities, held to maturity	236	242	Level 2
Securities, equity	5,838	5,838	Level 1
Securities, other equity	800	800	Level 1
Loans, net	1,764,460	1,779,968	Level 3
Loans held for sale	165	165	Level 1
Bank owned life insurance	38,485	38,485	Level 2
Customer derivatives - interest rate swaps	1,144	1,144	Level 2
Accrued interest receivable	5,272	5,272	Level 1, 2 & 3

Financial Liabilities:
Deposits	$2,371,388	$2,372,372	Level 2
Federal Home Loan Bank advances	35,000	34,274	Level 2
Line of credit	10,000	10,000	Level 2
Customer derivatives - interest rate swaps	1,144	1,144	Level 2
Accrued interest payable	263	263	Level 2

NOTE 10 — CUSTOMER DERIVATIVES — INTEREST RATE SWAPS
During the first quarter of 2021, the Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a swap dealer. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The swaps are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). As of September 30, 2022, the Company recorded 13 swap transactions with clients having a total notional amount of $54.6 million, offset by 13 swap transactions with dealers having a total notional amount of $54.6 million. Additionally, we recorded $0.1 million in back-to-back swap fee income for the nine months ended September 30, 2022. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. As of September 30, 2022, the Bank’s asset fair value position in other assets was $6.6 million and liability fair value position in other liabilities was $6.6 million, and were fully collateralized with pledged securities held with the counterparty in excess of the exposure amount at quarter end.
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
On April 8, 2021, the Company formed a separately capitalized subsidiary, Pro Opp Fund LLC. As of September 30, 2022, Pro Opp Fund LLC has committed to investments of approximately $0.9 million in businesses directly, and indirectly related to the Company’s core business as permitted under the U.S. Bank Holding Company Act. Pro Opp Fund LLC has an additional $0.8 million of unfunded investments outstanding.
The contractual amounts of financial instruments with off-balance-sheet risk on September 30, 2022, and December 31, 2021, were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Available lines of credit	$529,519	$415,402
Unfunded loan commitments – fixed	70,375	62,126
Unfunded loan commitments – variable	22,903	46,698
Standby letters of credit	10,972	12,095
Commercial letters of credit	394	2,765
Total credit extension commitments	$634,163	$539,086
NOTE 12 — REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for United States banks (Basel III rules), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2022 and 2021 was 2.50%. The Company opted not to include net unrealized gains or losses on available for sale securities in computing regulatory capital. As of September 30, 2022, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. On September 30, 2022, and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the institution’s category. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.
Actual and required capital amounts and ratios are presented below on September 30, 2022 and December 31, 2021. The required amounts for capital adequacy shown below do not include the capital conservation buffer previously discussed.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Well Capitalized Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total Capital ratio
Bank	$257,261	12.5%	$164,087	8.0%	$205,109	10.0%
Company	271,324	13.2%	164,087	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	239,468	11.7%	123,066	6.0%	164,087	8.0%
Company	229,064	11.1%	123,066	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	239,468	9.6%	99,364	4.0%	124,205	5.0%
Company	229,064	9.2%	99,364	4.0%	N/A	N/A
Common Equity Tier 1
Bank	239,468	11.7%	92,299	4.5%	133,321	6.5%
Company	229,064	11.1%	92,299	4.5%	N/A	N/A

December 31, 2021
Total Capital ratio
Bank	$222,696	12.9%	$138,435	8.0%	$173,043	10.0%
Company	220,206	12.7%	138,435	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	208,997	12.1%	103,826	6.0%	138,435	8.0%
Company	206,507	11.9%	103,826	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	208,997	7.7%	107,877	4.0%	134,846	5.0%
Company	206,507	7.7%	107,877	4.0%	N/A	N/A
Common Equity Tier 1
Bank	208,997	12.1%	77,869	4.5%	112,478	6.5%
Company	206,507	11.9%	77,869	4.5%	N/A	N/A

NOTE 13 — SUBSEQUENT EVENTS
Proposed Merger with Seacoast Banking Corporation of Florida

As previously reported, on August 8, 2022, the Company and the Bank entered into an Agreement and Plan of Merger (the “Agreement”) providing for the merger (the “Merger”) of the Company with and into Seacoast Banking Corporation of Florida (“SBCF”), the parent company of Seacoast National Bank (“Seacoast Bank”), and the merger of Professional Bank with and into Seacoast Bank. In accordance with and subject to the terms of the Agreement, upon completion of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (excluding Dissenting Shares and subject to certain adjustments set forth in the Agreement) will be converted into the right to receive 0.8909 shares of SBCF common stock. Completion of the Merger remains subject to the approval of our shareholders, the registration under the Securities Act of 1933, as amended, of the SBCF shares to be issued in the Merger and the approval for listing of the SBC common stock to be issued in the Merger on NASDAQ, and other customary closing conditions and is expected to occur in the first quarter of 2023. Capitalized terms used above have the meanings ascribed to such terms in the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis is presented to aid in understanding our financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2022, compared to December 31, 2021. As used in this discussion and analysis the term "Company" refers to Professional Holding Corp.
Proposed Merger with Seacoast Banking Corporation of Florida

On August 8, 2022, Seacoast Banking Corporation of Florida (“Seacoast”), Seacoast National Bank (“SNB”), the Company, and Professional Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides for the combination of Seacoast and Professional and their two banks. Under the Merger Agreement, the Company will merge with and into Seacoast, with Seacoast as the surviving corporation (the “Merger”). Immediately following the Merger, Professional Bank will merge with and into SNB, with SNB as the surviving bank (collectively, with the Merger, the “Mergers”). The transaction is subject to approval of the Company’s shareholders, other customary conditions set forth in the Merger Agreement, and is expected to be completed in the first quarter of 2023.

Subject to the terms of the Merger Agreement, the Company's shareholders will have the right to receive 0.8909 shares of Seacoast common stock for each outstanding share of the Company's common stock.
Cautionary Note Regarding Forward Looking Information
This communication contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this communication that are not statements of historical fact may be deemed to be forward-looking statements, including, without limitation, statements preceded by, followed by or including words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” "target," "goal," “may,” “will,” “would,” “could” or “should” and similar expressions. Forward-looking statements represent the Company’s current expectations, plans or forecasts; involve assumptions, risks and uncertainties; and are not guarantees. Several important factors could cause actual results to differ materially from those in forward-looking statements and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Those factors include, without limitation:
•general business and economic conditions, either globally, nationally, in the State of Florida, or in the specific markets in which we operate, including the negative impacts and disruptions resulting from rising interest rates, political instability from acts of war, including the ongoing conflict between Russia and Ukraine, supply chain challenges and inflation, which have had and may likely continue to have an adverse impact on our business operations and performance, and could continue to have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;
•the impact of Hurricane Ian on Florida generally, as well as certain of the communities we serve, and which could continue to have a negative impact on our business, credit portfolio, borrowers and our stock price;
•the effects of our lack of a diversified loan portfolio and concentration in the South Florida market including the risks of geographic, depositor, and industry concentrations, including our concentration in loans secured by real estate;
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
•Professional Bank’s ability to make cash distributions to us and our ability to declare and pay dividends, the payment of which is subject to our capital and other requirements;

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
•the risk that our proposed merger with Seacoast may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock;
•the diversion of management time on issues related to the merger with Seacoast;
•the effect of the announcement or pendency of the merger on Seacoast’s customer, employee and business relationships, operating results, and business generally;
•changes in laws or regulations;
•changes in interest rates, deposit flows, loan demand and real estate values;
•the ongoing impacts and disruptions resulting from COVID-19 or other variants on the economies and communities we serve, which has had and may likely continue to have an adverse impact on our business operations and performance, and could continue to have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, and other filings with the Securities and Exchange Commission.
Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in forward-looking statements. We caution investors not to rely unduly on any forward-looking statements and urge investors to carefully consider the risks described in our filings with the Securities and Exchange Commission, referred to above, which are available on www.proholdco.com and the SEC’s website at www.sec.gov. The Company expressly disclaims any obligation to update any of the forward-looking statements included herein to reflect future events or developments or changes in expectations, except as may be required by law.
Executive Overview
Highlights of our performance and financial condition as of and for the three and nine months ended September 30, 2022, and other key events that have occurred during 2022 are provided below.

Results of Operations for the Three Months Ended September 30, 2022
•Net income increased by $2.2 million, or 34.7%, to $8.5 million compared to $6.3 million during the three months ended September 30, 2021, due to an increase in net interest income of $5.7 million, partially offset by an increase in provision expense of $0.3 million, a decrease in noninterest income of $0.3 million, an increase in noninterest expense of $2.2 million, and an increase in income tax provision of $0.7 million.
•Net interest income increased by $5.7 million, or 29.8%, to $24.8 million compared to $19.1 million during the three months ended September 30, 2021, due to the impact of the Federal Reserve’s target Federal Funds Rate increases during the third quarter and new loan production in a higher rate environment on the Company’s asset sensitive balance sheet.
•Provision for loan losses increased $0.3 million, or 26.7%, to $1.3 million compared to $1.1 million during the three months ended September 30, 2021, primarily due to loan growth. There were no net charge-offs for the three months ended September 30, 2022 and 2021.
•Noninterest income decreased $0.3 million, or 17.1% to $1.2 million compared to the three months ended September 30, 2021. The decrease was comprised of lower swap fee income of $0.2 million, lower loans held for sale income of $0.2 million, and lower service charges of $0.1 million on deposit accounts compared to the three months ended September 30, 2021. These decreases were partially offset by an increase of $0.1 million in income from bank owned life insurance as a result of prior quarter's additional bank owned life insurance purchase of $15.0 million.
•Noninterest expense increased $2.2 million, or 19.2%, to $13.9 million compared to $11.6 million during the three months ended September 30, 2021. The increase was comprised of acquisition expenses of $1.0 million in connection with the pending merger with Seacoast, higher salaries and benefits of $0.7 million, and higher other noninterest expense of $0.5 million, partially offset by lower regulatory assessments expense of $0.2 million. The increase in salaries and benefits was due to higher sales incentives resulting from higher net income and loans as well as enhancements to our regulatory and compliance areas. The increase in noninterest expense was primarily comprised of an increase in provision for unfunded commitments and the Community Reinvestment Act (“CRA”) mutual fund investment valuation.
Results of Operations for the Nine Months Ended September 30, 2022
•Net income increased by $0.5 million, or 2.8%, to $17.9 million compared to $17.4 million in the prior year period, due to an increase in net interest income of $11.6 million, partially offset by an increase in provision expense of $1.6 million, a decrease in noninterest income of $0.6 million, an increase in noninterest expense of $8.6 million, and an increase in income tax provision of $0.3 million.
•Net interest income increased by $11.6 million, or 21.3%, to $65.8 million compared to $54.2 million in the prior year period, primarily due to the impact of the Federal Reserve’s target Federal Funds Rate increases in 2022 on the Company’s asset sensitive balance sheet, in addition to an increase in average loans from $1.7 billion in 2021 to $1.9 billion in 2022. Interest income also benefited from increased average balances and higher yields in the investment portfolio.
•Provision for loan losses increased by $1.6 million, or 55.0%, to $4.4 million compared to $2.9 million in the prior year period primarily due to loan growth. The ratio of annualized charge-offs to average loans was 0.05% during the nine months ended September 30, 2022, compared to 0.61% in the prior year period.
•Noninterest income decreased by $0.6 million, or 12.7% to $4.3 million compared to the prior year period. The decrease primarily reflected lower service charges of $0.6 million on deposit accounts compared to prior year due to service charges of approximately $0.7 million, associated with acting as a correspondent bank for a Payroll Protection Program ("PPP") lender, and lower swap fee income of $0.7 million. These decreases were partially offset by an increase of $0.8 million in other noninterest income, comprised of $0.5 million of expected insurance proceeds on a previously recognized contingency and a $0.2 million loss on fixed asset disposals recorded in 2021.
•Noninterest expense increased by $8.6 million, or 25.0%, to $43.0 million compared to $34.4 million in the prior year period primarily due to higher salaries and employee benefits of $5.5 million and higher other noninterest expense of $2.0 million. The increase in salaries and benefits was driven by the $2.9 million expense related to the departure of the Company’s former Chief Executive Officer, and higher employee compensation costs from higher headcount and bonus and sales incentives. The increase in other noninterest expense was primarily comprised of a $0.7 million loss related to a previously recognized contingency from the first quarter, a $0.3 million increase related to our CRA mutual fund investment valuation, and a $0.5 million increase in the provision for unfunded commitments.
Financial Condition
At September 30, 2022:
•Total assets decreased $0.2 billion, or 7.1%, to $2.5 billion compared to December 31, 2021, primarily as a result of decreases in cash and cash equivalents of $0.4 billion, partially offset by an increase in net loans of $0.2 billion.
•Total loans increased $0.2 billion, or 12.8%, to $2.0 billion compared to December 31, 2021. The increase was driven by loan originations of approximately $708.7 million, partially offset by paydowns and prepayments. The Professional Bank PPP loan balance decreased $56.0 million, or 95.5%, to $2.6 million from December 31, 2021.
•Total deposits decreased $0.2 billion, or 7.7%, to $2.2 billion compared to December 31, 2021 primarily due a decrease in money market and savings and time deposits, partially offset by an increase in noninterest bearing demand deposits.
•As of September 30, 2022, the Company had nonperforming assets of $1.8 million, or 0.07% of total assets, compared to nonperforming assets of $2.1 million at December 31, 2021. The decrease was due to the charge-off of a $0.7 million impaired loan in the consumer loan category, partially offset by the addition of a $0.3 million nonaccrual commercial real estate loan during the nine months ended September 30, 2022.
Operating Results
Results of Operations for the three months ended September 30, 2022, and 2021
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
Interest income	$27,165	$20,890	30.0%
Interest expense	2,368	1,786	32.6%
Net interest income	24,797	19,104	29.8%
Provision for loan losses	1,343	1,060	26.7%
Net interest income after provision	23,454	18,044	30.0%
Noninterest income	1,223	1,476	(17.1)%
Noninterest expense	13,853	11,624	19.2%
Income before income taxes	10,824	7,896	37.1%
Income tax expense	2,351	1,608	46.2%
Net income	$8,473	$6,288	34.7%
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

	For the Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate
Assets
Interest earning assets
Interest-earning deposits	$137,355	$747	2.16%	$561,082	$212	0.15%
Federal funds sold	21,895	124	2.25%	36,264	10	0.11%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,384	108	5.80%	7,521	96	5.06%
Investment securities - taxable	168,662	736	1.73%	105,498	186	0.70%
Investment securities - tax-exempt	27,572	228	3.28%	19,402	177	3.62%
Loans (1)	1,979,132	25,222	5.06%	1,702,137	20,209	4.71%
Total interest earning assets	2,342,000	27,165	4.60%	2,431,904	20,890	3.41%
Loans held for sale	31			1,478
Noninterest earning assets	156,584			125,751
Total assets	$2,498,615			$2,559,133
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	$1,453,653	2,170	0.59%	$1,463,138	1,476	0.40%
Borrowed funds	24,447	198	3.21%	45,046	310	2.73%
Total interest-bearing liabilities	1,478,100	2,368	0.64%	1,508,184	1,786	0.47%
Noninterest-bearing liabilities
Noninterest-bearing deposits	758,135			810,042
Other noninterest-bearing liabilities	24,492			16,746
Shareholders’ equity	237,888			224,161
Total liabilities and shareholders’ equity	$2,498,615			$2,559,133
Net interest income		$24,797			$19,104
Net interest spread (2)			3.96%			2.94%
Net interest margin (3)			4.20%			3.12%
__________________________________
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)Interest income on loans includes loan fees of $0.9 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively.

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

	For the Three Months Ended September 30, 2022 Compared to 2021
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest earning deposits	$(160)	$695	$535
Federal funds sold	(4)	118	114
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	(2)	14	12
Investment securities - taxable	111	439	550
Investment securities - tax-exempt	75	(24)	51
Loans	3,289	1,724	5,013
Total	$3,309	$2,966	$6,275
Interest expense
Interest-bearing deposits	(10)	704	694
Borrowed funds	(142)	30	(112)
Total	$(151)	$733	$582
Net interest income increased by $5.7 million to $24.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Our total net interest income was impacted by increases in the Federal Reserve’s target Federal Funds Rate and increased average balances on loans and investments. Average total interest earning assets were $2.3 billion for the three months ended September 30, 2022, compared to $2.4 billion for the three months ended September 30, 2021. The annualized yield on interest earning assets increased 119 basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in the Federal Reserve's target Federal Fund Rate. The decrease in the average balance of interest earning assets was driven primarily by lower average balances in our interest earning deposits of $0.4 billion, or 75.5%, partially offset by growth in our average loan portfolio of $0.3 billion, or 16.3%, compared to three months ended September 30, 2021. The growth in our loan portfolio was due to organic loan originations.
Average interest-bearing liabilities for the three months ended September 30, 2022, decreased due to lower average interest bearing deposits and average borrowings compared to the three months ended September 30, 2021. The decrease in the average balance of interest-bearing deposits was primarily due to a decrease of $88.4 million, or 34.3%, in our average certificates of deposit accounts, and a decrease of $28.1 million, or 57.9% in our average brokered deposit accounts, partially offset by an increase in money market accounts of $90.5 million, or 10.7% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The annualized average interest rate paid on average interest-bearing liabilities increased to 0.64%, for the three months ended September 30, 2022, compared to 0.47% for the three months ended September 30, 2021. The annualized average interest rate paid on interest-bearing deposits increased 19 basis points to 0.59%, and the annualized average interest rate paid on borrowed funds increased by 48 basis points to 3.21%. The average interest rate on borrowings during the three months ended September 30, 2022, increased due to lower rate borrowings that were paid down and the remaining balances make up a larger weighted average rate. For the three months ended September 30, 2022, our average other noninterest-bearing liabilities increased $7.7 million, or 46.3%, compared to the three months ended September 30, 2021. Average noninterest-bearing deposits decreased $51.9 million, or 6.4%, compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, our net interest margin was 4.20% and net interest spread was 3.96%. For the three months ended September 30, 2021, net interest margin was 3.12% and net interest spread was 2.94%.

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
Our provision for loan losses amounted to $1.3 million for the three months ended September 30, 2022, and $1.1 million for the three months ended September 30, 2021. We recorded no net charge-offs for the three months ended September 30, 2022 and 2021.
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
The following table presents the major categories of noninterest income for the periods indicated.

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$542	$643	(15.7)%
Income from bank owned life insurance	400	281	42.3%
SBA origination fees	90	21	100.0%
Swap fee income	—	208	(100.0)%
Loans held for sale income	6	161	(96.3)%
Gain on sale and call of securities	—	1	(100.0)%
Other	185	161	14.9%
Total noninterest income	$1,223	$1,476	(17.1)%
Noninterest income for the three months ended September 30, 2022, was $1.2 million, a $0.3 million, or 17.1%, decrease compared to the three months ended September 30, 2021. The decrease was primarily comprised of a decrease of $0.2 million in swap fee income, a decrease of $0.2 million in loans held for sale income, and a decrease in service charges on deposit accounts of $0.1 million due to lower service charges from the Correspondent Banking Relationship. These decreases were partially offset by higher income from bank owned life insurance as a result of as a result from of our prior quarter purchases of approximately $15.0 million.
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

The following table presents the major categories of noninterest expense for the periods indicated.

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest expense
Salaries and employee benefits	$8,003	$7,350	8.9%
Occupancy and equipment	1,001	935	7.1%
Data processing	257	303	(15.2)%
Marketing	565	420	34.5%
Professional fees	830	689	20.5%
Acquisition expenses	957	—	—%
Regulatory assessments	254	481	(47.2)%
Other	1,986	1,446	37.3%
Total noninterest expense	$13,853	$11,624	19.2%

Noninterest expense amounted to $13.9 million for the three months ended September 30, 2022, an increase of $2.2 million, or 19.2%, compared to the three months ended September 30, 2021. The increase was primarily due to acquisition expenses of $1.0 million in connection with the pending merger with Seacoast, higher salaries and employee benefits of $0.7 million, and higher other noninterest expense of $0.5 million, partially offset by lower regulatory assessments expense of $0.2 million. Salaries and employee benefits increased due to higher sales incentives resulting from higher net income and loans as well as enhancements to our regulatory and compliance areas. The increase in other noninterest expense was primarily comprised of a $0.3 million increase in provision for unfunded commitments and a $0.1 million increase in our CRA mutual fund investment valuation.
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
Income tax expense was $2.4 million for the three months ended September 30, 2022, compared to $1.6 million for the three months ended September 30, 2021. Our effective tax rates for those periods were 21.7% and 20.4%, respectively. The increase in the effective tax rate from the quarter ended September 30, 2021, to the quarter ended September 30, 2022 was primarily due to an increase in the state tax rate and an increase in non-deductible expenses.

Results of Operations for the nine months ended September 30, 2022 and 2021
The following table sets forth the principal components of net income for the periods indicated.

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
Interest income	$71,857	$59,624	20.5%
Interest expense	6,104	5,439	12.2%
Net interest income	65,753	54,185	21.3%
Provision for loan losses	4,434	2,860	55.0%
Net interest income after provision	61,319	51,325	19.5%
Noninterest income	4,277	4,897	(12.7)%
Noninterest expense	42,952	34,366	25.0%
Income before income taxes	22,644	21,856	3.6%
Income tax expense	4,758	4,452	6.9%
Net income	$17,886	$17,404	2.8%

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

	Nine Months Ended September 30
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate	Average Outstanding Balance	Interest Income/ Expense(4)	Average Yield/Rate
Assets
Interest earning assets
Interest earning deposits	$394,614	$1,985	0.67%	$441,679	$436	0.13%
Federal funds sold	27,215	209	1.03%	49,982	50	0.13%
Federal Reserve Bank stock, FHLB stock and other corporate stock	7,433	310	5.58%	7,624	290	5.09%
Investment securities - taxable	177,604	2,078	1.56%	81,941	526	0.86%
Investment securities - tax-exempt	27,305	673	3.30%	20,396	569	3.73%
Loans (1)	1,869,450	66,602	4.76%	1,688,499	57,753	4.57%
Total interest earning assets	2,503,621	71,857	3.84%	2,290,121	59,624	3.48%
Loans held for sale	452			1,824
Noninterest earning assets	148,404			122,306
Total assets	$2,652,477			$2,414,251
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits	1,595,585	5,247	0.44%	1,350,795	4,223	0.42%
Borrowed funds	33,463	857	3.42%	82,229	1,216	1.98%
Total interest-bearing liabilities	1,629,048	6,104	0.50%	1,433,024	5,439	0.51%
Noninterest-bearing liabilities
Noninterest-bearing deposits	769,026			742,530
Other noninterest-bearing liabilities	20,781			17,769
Shareholders’ equity	233,622			220,928
Total liabilities and shareholders’ equity	$2,652,477			$2,414,251
Net interest income		$65,753			$54,185
Net interest spread (2)			3.34%			2.97%
Net interest margin (3)			3.51%			3.16%
__________________________________
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
(4)Interest income on loans includes loan fees of $3.9 million and $6.7 million for the nine months ended September 30, 2022, and 2021, respectively.

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

	For the Nine Months Ended September 30, 2022 Compared to 2021
	Change Due To
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(46)	$1,595	$1,549
Federal funds sold	(23)	182	159
Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock	(7)	27	20
Investment securities - taxable	614	938	1,552
Investment securities - tax-exempt	193	(89)	104
Loans	6,189	2,660	8,849
Total	$6,920	$5,313	$12,233
Interest expense
Interest-bearing deposits	765	259	1,024
Borrowed funds	(721)	362	(359)
Total	$44	$621	$665
Net interest income increased by $11.6 million to $65.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Our total net interest income was impacted by increases in our average interest earning assets coupled with the increases in the Federal Reserve’s target Federal Funds Rate during the nine months ended September 30, 2022. Average total interest earning assets were $2.5 billion for the nine months ended September 30, 2022, compared to $2.3 billion for the nine months ended September 30, 2021. The annualized yield on those interest earning assets increased 36 basis points to 3.84% for the nine months ended September 30, 2022, due to the increases in the Federal Reserve's target Funds rate. The increase in the average balance of interest earning assets was driven primarily by growth in our average loan portfolio of $0.2 billion, or 10.7%, and growth in our average investment securities portfolio of $0.1 billion, or 100.2%, compared to the nine months ended September 30, 2021. The growth in the loan portfolio was due to organic loan originations during the nine months ended September 30, 2022.
Average interest-bearing liabilities increased by $0.2 billion, or 13.7%, to $1.6 billion, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was due to a $0.2 billion, or 18.1%, increase in the average balance of interest-bearing deposits, partially offset by a decrease of $48.8 million, or 59.3%, in our borrowed funds due to the paydown of our Federal Home Loan Bank advances. The increase in the average balance of interest-bearing deposits was primarily due to increases in our average money market balances for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The annualized average interest rate paid on average interest-bearing liabilities decreased to 0.50% for the nine months ended September 30, 2022, compared to 0.51% for the nine months ended September 30, 2021. Annualized average interest rate paid on interest-bearing deposits increased 2 basis points to 0.44%, and the annualized average interest rate paid on borrowed funds increased by 144 basis points to 3.42%. The average interest rate on borrowings during the nine months ended September 30, 2022, increased as a result of paying off lower cost advances and replacing them with a larger balance of subordinated debt. Average noninterest-bearing deposits increased $26.5 million, or 3.6%, compared to the nine months ended September 30, 2021. Average other noninterest-bearing liabilities also increased $3.0 million, or 17.0%, compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, our annual net interest margin was 3.51% and net interest spread was 3.34%. For the nine months ended September 30, 2021, annual net interest margin was 3.16% and net interest spread was 2.97%.

Provision for Loan Losses
Our provision for loan losses amounted to $4.4 million for the nine months ended September 30, 2022, and $2.9 million for the nine months ended September 30, 2021. The increase from 2021 to 2022 was primarily related to loan growth. Our allowance for loan losses as a percentage of total loans was 0.82% on September 30, 2022, compared to 0.74% on December 31, 2021.
Noninterest Income
The following table presents the major categories of noninterest income for the periods indicated.

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest income
Service charges on deposit accounts	$1,636	$2,237	(26.9)%
Income from bank owned life insurance	1,049	844	24.3%
SBA origination fees	138	166	(16.9)%
Swap fee income	112	781	(85.7)%
Loans held for sale income	122	462	(73.6)%
Gain on sale and call of securities	13	23	(43.5)%
Other	1,207	384	214.3%
Total noninterest income	$4,277	$4,897	(12.7)%
Noninterest income for the nine months ended September 30, 2022, was $4.3 million, a $0.6 million, or 12.7%, decrease compared to for the nine months ended September 30, 2021. The decrease primarily reflected lower service charges of $0.6 million on deposit accounts compared to prior year due to service charges of approximately $0.7 million, associated with acting as a correspondent bank for a Payroll Protection Program lender, and lower swap fee income of $0.7 million. These decreases were partially offset by an increase of $0.8 million in other noninterest income, comprised of $0.5 million of expected insurance proceeds on a previously recognized contingency and a $0.2 million loss on fixed asset disposals recorded in 2021.
Noninterest Expense
The following table presents the major categories of noninterest expense for the periods indicated.

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest expense
Salaries and employee benefits	$26,696	$21,233	25.7%
Occupancy and equipment	3,013	2,942	2.4%
Data processing	875	869	0.7%
Marketing	886	738	20.1%
Professional fees	2,635	2,087	26.3%
Acquisition expenses	957	684	39.9%
Regulatory assessments	1,276	1,248	2.2%
Other	6,614	4,565	44.9%
Total noninterest expense	$42,952	$34,366	25.0%
Noninterest expense amounted to $43.0 million for the nine months ended September 30, 2022, an increase of $8.6 million, or 25.0%, compared to the nine months ended September 30, 2021. The increase in salaries and benefits was driven by the $2.9 million expense related to the departure of the Company’s former Chief Executive Officer, and higher employee compensation costs from higher headcount and bonus and sales incentives. The increase in other noninterest expense was primarily comprised of a $0.7 million loss related to a previously recognized contingency from the first quarter, a $0.3 million increase related to our CRA mutual fund investment valuation, and a $0.5 million increase in the provision for unfunded commitments.
Income Tax Expense
Income tax expense was $4.8 million for the nine months ended September 30, 2022, compared to $4.5 million for the nine months ended September 30, 2021. Our effective tax rates for those periods were 21.0% and 20.4%, respectively.
Financial Condition
Balance Sheet Analysis
The following sections provide expanded discussion of the significant changes in certain line items in asset, liability, and stockholder’s equity categories.
As of September 30, 2022, our total assets decreased 7.1%, or $0.2 billion, compared to December 31, 2021, primarily as a result of decreases in cash and cash equivalents, partially offset by an increase in net loans. Net loans increased 12.7%, or $0.2 billion, compared to December 31, 2021, driven by loan originations of approximately $0.7 billion, partially offset by paydowns and prepayments. The Professional Bank PPP loan balance decreased $56.0 million, or 95.5%, to $2.6 million from December 31, 2021. Stockholders’ equity increased $6.3 million, or 2.7%, compared to December 31, 2021, primarily due to an increase in retained earnings of $17.9 million and an increase in additional paid in capital of $4.7 million for the nine months ended September 30, 2022, partially offset by a decrease of $16.0 million in accumulated other comprehensive net income.
Cash and Cash Equivalents
Cash that is not immediately needed to fund loans by the Bank is invested in liquid assets that also earn interest, including deposits with other financial institutions. Cash and cash equivalents decreased $0.4 billion, or 71.0%, to $0.2 billion, compared to $0.6 billion on December 31, 2021, primarily due to a decrease in interest-bearing deposits.
Banks may be required to maintain cash reserves in the form of vault cash or in an account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. This requirement is based on the Bank’s amount of transaction deposit accounts. The Bank’s cash reserve requirements was $0 on September 30, 2022, and December 31, 2021, respectively.
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
Our investment portfolio decreased $17.4 million, or 8.7%, to $183.8 million compared to December 31, 2021, due to $25.1 million in investment calls, redemptions and paydowns, coupled with unrealized losses of $21.5 million during the year, partially offset by purchases of approximately $30.7 million in MBS CDD, and municipal bonds. To supplement interest income earned on the Company’s loan portfolio, the Company invests in mortgage-backed securities, government agency bonds, corporate bonds, community development district bonds, and equity securities (including mutual funds).

The following tables summarize the book value, fair value, contractual maturities and weighted-average yields of investment securities as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Securities Available for Sale - taxable
Small Business Administration loan pools	$31,902	$31,514	$40,368	$39,934
Mortgage-backed securities (1)	135,017	114,834	131,273	130,103
United States agency obligations	2,947	2,667	3,939	3,986
Corporate bonds	1,500	1,502	1,500	1,513
Total	$171,366	$150,517	$177,080	$175,536
Securities Available for Sale - tax-exempt
Community Development District bonds	$25,343	$24,014	$17,163	$17,674
Municipals	3,148	2,849	1,051	1,091
Total	$28,491	$26,863	$18,214	$18,765
Securities Held to Maturity
Mortgage-backed securities	$194	$178	$236	$242
Total	$194	$178	$236	$242
Equity Securities
Mutual Funds	$5,325	$5,325	$5,838	$5,838
Other equity securities	857	857	800	800
Total	$6,182	$6,182	$6,638	$6,638
(1) As of September 30, 2022 residential mortgage-backed is $91.1 million and commercial mortgage-backed is $23.7 million. As of December 31, 2021 residential mortgage-backed is $104.0 million and commercial mortgage-backed is $26.1 million.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through 10 Years		More than 10 Years		Total
As of September 30, 2022 (Dollars in thousands)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Weighted Average Yield (1)	Book Value	Fair Value	Weighted Average Yield (1)
Available for Sale - taxable
SBA loan pools	$—	—%	$333	2.09%	$16,111	2.52%	$15,458	2.74%	$31,902	$31,514	2.62%
Mortgage-backed securities	—	—%	1,064	1.23%	3,485	1.01%	130,468	1.84%	135,017	114,834	1.82%
United States agency obligations	—	—%	1,002	2.66%	1,945	1.31%	—	—%	2,947	2,667	1.77%
Corporate bonds	1,500	4.62%	—	—%	—	—%	—	—%	1,500	1,502	4.62%
Total	$1,500	4.62%	$2,399	1.95%	$21,541	2.17%	$145,926	1.93%	$171,366	$150,517	1.99%
Available for Sale - tax-exempt
CDD bonds	$3,789	4.12%	$20,914	4.07%	$640	3.50%	$—	—%	$25,343	$24,014	4.07%
Municipals	—	—%	1,041	2.27%	2,107	4.20%	—	—%	3,148	2,849	3.56%
Total	$3,789	4.12%	$21,955	3.98%	$2,747	4.04%	$—	—%	$28,491	$26,863	4.01%
Held to Maturity
Mortgage-backed securities	—	—%	—	—%	—	—%	194	2.91%	194	178	2.91%
Total	$—	—%	$—	—%	$—	—%	$194	2.91%	$194	$178	2.91%
Equity Securities
Mutual Funds	5,325	1.41%	—	—%	—	—%	—	—%	5,325	5,325	1.41%
Other equity securities	857	—%	—	—%	—	—%	—	—%	857	857	—%
Total	$6,182	1.21%	$—	—%	$—	—%	$—	—%	$6,182	$6,182	1.21%
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
Commercial Real Estate Loans. We originate both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans that are secured by owner-occupied commercial real estate and primarily supported by operating cash flows are also included in this category of loans. As of September 30, 2022, we had $371.1 million of owner-occupied commercial real estate loans and $626.4 million of investment commercial real estate loans, representing 37.2% and 62.8%, respectively, of our commercial real estate portfolio. As of September 30, 2022, the average loan balance of loans in our commercial real estate loan portfolio was approximately $1.5 million for owner-occupied and $2.7 million for non-owner occupied. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. Terms of 15 years are permitted where the loan is fully amortized over the term of the loan. The maximum loan to value is generally, 80% of the market value or purchase price, but may be as high as 90% for SBA 504 owner-occupied loans. As of September 30, 2022, we did not have any commercial real estate loans with a loan to value over 100%. Our credit policy also usually requires a minimum debt service coverage ratio of 1.20x. As of September 30, 2022, our weighted-average loan-to-value ratios for owner-occupied and non-owner-occupied commercial real estate were 49.0% and 51.2%, respectively and debt service coverage ratios were 3.04x and 2.03x, respectively. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at five years, and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. All commercial real estate loans with an outstanding balance of $1.0 million or more are reviewed at least annually. The properties securing the portfolio are located primarily throughout our market and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Auto (Car Lot/Auto Repair)	$26,415	2.6%	$27,419	3.0%
Educational Facility	28,398	2.8%	32,281	3.6%
Gas Station	67,740	6.8%	60,854	6.7%
Hotel	98,168	9.8%	75,617	8.4%
Mixed Use	55,170	5.5%	28,762	3.2%
Multifamily	140,377	14.1%	140,496	15.6%
Office	138,199	13.9%	109,010	12.1%
Other / Special Use	63,191	6.3%	56,276	6.2%
Religious Facility	9,594	1.0%	10,679	1.2%
Retail	226,078	22.7%	209,283	23.2%
Vacant Land	5,800	0.6%	6,523	0.7%
Warehouse	138,348	13.9%	145,454	16.1%
Total	$997,478	100.0%	$902,654	100.0%

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate
Broward	$151,827	15.2%	$111,224	12.3%
Miami-Dade	536,932	53.9%	559,966	62.0%
Palm Beach	188,476	18.9%	139,517	15.5%
Other FL County	111,060	11.1%	49,892	5.5%
Out of State	9,183	0.9%	42,055	4.7%
Total	$997,478	100%	$902,654	100.0%
As of September 30, 2022, non-owner occupied commercial real estate loans of $626.4 million represented 30.5% of total risk-weighted assets.
Construction and Development Loans. The majority of our construction loans are offered within the Miami-Dade MSA to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market. According to our credit policy, the loan to value ratio may not exceed the lesser of 80% of the appraised value, as established by an independent appraisal, or 85% of costs for residential construction and 90% of costs for SBA 504 loans. As of September 30, 2022, our weighted average loan-to-value ratio on our construction, vacant land, and land development loans were 51.8%, 48.2%, and 49.4%, respectively. We require construction and development loans to establish an interest reserve account, which is sufficient to pay the loan through completion of the project. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrowers’ trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. We also closely monitor our borrowers’ progress in construction build out and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
1 – 4 Family Construction	$61,946	48.1%	$47,164	51.5%
Land Development	20,946	16.3%	9,620	10.5%
Vacant Land	45,848	35.7%	34,736	38.0%
Total	$128,570	100.0%	$91,520	100.0%

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Construction & Development
Broward	$3,887	3.0%	$1,194	1.3%
Miami-Dade	89,256	69.4%	67,562	73.9%
Palm Beach	25,652	20.0%	21,080	23.0%
Other FL County	4,070	3.2%	1,684	1.8%
Out of State	5,705	4.4%	—	—%
Total	$128,570	100.0%	$91,520	100.0%
As of September 30, 2022, total construction and land development loans of $128.6 million represented 6.3% of total risk-weighted assets.
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences, which make up approximately 14.2% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which totaled approximately $44.0 million, or approximately 9.7% of our residential loan portfolio as of September 30, 2022. The average loan balance of closed-end residential loans in our residential portfolio was approximately $0.9 million as of September 30, 2022. As of September 30, 2022, we did not have any residential real estate loans with a loan to value over 100%. Our one-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Our owner-occupied residential real estate loans usually have fixed rates for five, seven or ten years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Upon the implementation of rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the origination, closing and servicing of the traditional residential loan products became much more complex, which led to increased cost of compliance and training. As a result, many banks exited the business, which created an opportunity for the banks that remained in the space. While the use of technology, and other related origination strategies have allowed non-bank originators to gain significant market share over the last several years, traditional banks that made investments in personnel and technology to comply with the new requirements have typically experienced loan growth. Unlike many of our competitors, we have been able to effectively compete in the residential loan market, while simultaneously doing the same in the commercial loan market which has enabled us to establish a broader and deeper relationship with our borrowers. Additionally, by offering a full line of residential loan products, the owners of the many small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. This greater bandwidth to the same market has been a significant contributor to our growth and market share in South Florida. The following table shows our residential real estate portfolio by loan type and the weighted average loan-to-value ratio for each loan type.

	As of September 30, 2022			As of December 31, 2021
(Dollars in thousands)	Amount	Percent	LTV (%)	Amount	Percent	LTV (%)
Residential Real Estate
Owner Occupied	$344,292	76.1%	55.7%	$272,858	72.3%	57.8%
Investor Owned Residences	64,202	14.2%	53.4%	54,698	14.5%	50.7%
HELOC	44,027	9.7%	56.6%	49,955	13.2%	57.1%
Total	$452,521	100.0%		$377,511	100.0%

Loans held for sale	$—	100.0%		$165	100.0%

Commercial Loans (non-PPP). In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our market, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower, as determined based on a review of the client’s financial statements, and secondarily, on the underlying collateral provided by the borrower. The average loan balance of the loans in our commercial loan portfolio, excluding Professional Bank PPP loans was $0.9 million as of September 30, 2022. As of September 30, 2022, non-Professional Bank PPP commercial loans totaled $397.7 million, and Professional Bank PPP commercial loans totaled $2.6 million. For commercial loans over $0.5 million, a global cash flow analysis is generally required, when appropriate, which forms provides for a part of the basis for the credit approval. “Global cash flow” is defined as a cash flow calculation which includes all income sources of all principals in the transaction as well as all debt payments, including the debt service associated with the proposed transaction. In general, a minimum 1.20x debt service coverage is preferred, but in no event may the debt service coverage ratio be less than 1.00x. As of September 30, 2022, the debt service coverage ratio for our Bank commercial loan portfolio was approximately 2.51x for non-Professional Bank PPP loans, excluding approximately 2.7% of the commercial loan portfolio that is cash secured. Most commercial business loans, which exclude Professional Bank PPP loans, are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal. The following table shows our commercial loan portfolio by industry segment as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Loans (non-PPP)
Business Products	$4,529	1.1%	$13	—%
Business Services	69,319	17.4%	73,868	22.7%
Communication	13,495	3.4%	389	0.1%
Construction	40,849	10.3%	31,285	9.6%
Finance	130,271	32.8%	100,849	31.1%
Healthcare	22,827	5.7%	23,564	7.2%
Services	53,156	13.4%	34,112	10.5%
Technology	6,990	1.8%	2,979	0.9%
Trade	43,800	11.0%	47,522	14.6%
Transportation	1,296	0.3%	1,593	0.5%
Other	11,193	2.8%	9,241	2.8%
Total	$397,725	100.0%	$325,415	100.0%
Consumer and Other Loans. We offer consumer, or retail credit, to individuals for household, family, or other personal expenditures. Generally, these are either in the form of closed-end/installment credit loans or open-end/revolving credit loans. Occasionally, we will make unsecured consumer loans to highly qualified clients in amounts up to $250,000 with up to three-year repayment terms.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio on September 30, 2022 and December 31, 2021.

	September 30, 2022
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total
Commercial Real Estate	$76,961	$235,371	$663,383	$21,763	$997,478
Residential Real Estate	21,439	16,755	18,814	395,513	452,521
Commercial*	116,176	114,114	142,215	27,838	400,343
Construction and Development	78,238	11,538	5,373	33,421	128,570
Consumer and Other	5,560	7,416	13,007	—	25,983
Total loans	$298,374	$385,194	$842,792	$478,535	$2,004,895

Amounts with fixed rates	$104,668	$302,817	$824,873	$455,372	$1,687,730
Amounts with floating rates	$193,706	$82,377	$17,919	$23,163	$317,165
*Includes Paycheck Protection Program (PPP) loans.

	December 31, 2021
(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total
Commercial Real Estate	$87,405	$233,829	$567,349	$14,071	$902,654
Residential Real Estate	10,201	21,210	15,904	330,196	377,511
Commercial*	113,129	131,332	111,645	27,924	384,030
Construction and Development	40,851	17,029	3,141	30,499	91,520
Consumer and Other	4,226	7,444	9,779	—	21,449
Total loans	$255,812	$410,844	$707,818	$402,690	$1,777,164

Amounts with fixed rates	$98,992	$327,126	$673,381	$385,663	$1,485,162
Amounts with floating rates	$156,820	$83,718	$34,437	$17,027	$292,002
*Includes Paycheck Protection Program (PPP) loans.
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. Any loan which the Bank deems to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. Loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection. We currently have no loans accruing over 90 days or greater past due as of September 30, 2022.
We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio, such as annual reviews of the underlying financial performance of all commercial loans in excess of $1.0 million. We also engage in semi-annual stress testing of the loan portfolio, and proactive collection and timely disposition of past due loans. Our bankers follow established underwriting guidelines, and we also monitor our delinquency levels for any negative trends. As a result, we have, in recent years, experienced a relatively low level of nonperforming assets. We had nonperforming assets of $1.8 million as of September 30, 2022, or 0.07% of total assets. We had nonperforming assets of $2.1 million as of December 31, 2021, or 0.08% of total assets. We believe that our low loan-to-value loan portfolio is well positioned to withstand these types of discrete events as they occur from time to time. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual Loans
Commercial real estate	$297	$—
Residential real estate	—	—
Commercial	1,468	1,468
Construction and development	—	—
Consumer and other loans	—	654
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	$1,765	$2,122
Other real estate owned	—	—
Total nonperforming assets	$1,765	$2,122
Restructured loans-nonaccrual	$—	$—
Restructured loans-accruing	$2	$55
Ratio of nonperforming loans to total loans	0.09%	0.12%
Ratio of nonperforming assets to total assets	0.07%	0.08%
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
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, all credits greater than $1.0 million, other than residential real estate loans, are reviewed no less than annually to monitor and adjust, if necessary, the credit risk profile. Loans classified as “substandard” or “special mention” are reviewed quarterly for further evaluation to determine if they are appropriately classified and whether there is any impairment. Beyond the annual review, all loans are graded at initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, we will determine the appropriate loan grade. Loans excluded from the review process above are generally classified as “pass” credits until: (a) they become past due; (b) management becomes aware of deterioration in the creditworthiness of the borrower; or (c) the client contacts us for a modification. In these circumstances, the loan is specifically evaluated for potential reclassification to special mention, substandard, doubtful, or even a charged-off status. See Note 4 - Loans to the Consolidated Financial Statements (unaudited) dated September 30, 2022, for additional information regarding risk category of loans by class of loans.

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

The following table analyzes the activity in the allowance for the three and nine months ended September 30, 2022, and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$15,142	$10,418	$12,704	$16,259
Charge-offs
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	(7,641)
Construction and development	—	—	—	—
Consumer and other	—	—	(653)	—
Total Charge-offs	—	—	(653)	(7,641)
Recoveries
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Consumer and other	—	—	—	—
Total recoveries	—	—	—	—
Net charge-offs	—	—	(653)	(7,641)
Provision for loan losses	1,343	1,060	4,434	2,860
Balance at end of period	$16,485	$11,478	$16,485	$11,478
Ratio of net charge-offs to average loans	—%	—%	0.05%	0.61%

	September 30, 2022	December 31, 2021
ALLL as a percentage of total loans at end of period	0.82%	0.74%
ALLL as a percentage of loans (excluding PPP loans) at end of period	0.82%	0.76%
ALLL as a multiple of net charge-offs (1)	18.4	1.5
ALLL as a percentage of nonperforming loans	934.0%	598.7%
(1) Calculated for the September 30, 2022 period based on the year-to-date net charge-offs, annualized.
Our allowance for loan losses was $16.5 million on September 30, 2022, compared to $12.7 million on December 31, 2021, an increase of 29.8%. The increase was primarily due to higher loan production volume during the nine months ended September 30, 2022. We had charge-offs of $0.7 million during the nine months ended September 30, 2022, compared to charge-offs of $7.6 million during the same period in 2021. There were minimal changes to qualitative loss factors and historical loss factors for the current period with the principal driver for the increased allowance being loan growth. On September 30, 2022, our allowance for loan losses was 0.82% of total gross loans (excluding Professional Bank PPP loans) and provided coverage of 934.0% of our nonperforming loans, compared to an allowance for loan losses to total gross loans (net of overdrafts) ratio of 0.76% as of December 31, 2021. See Reconciliation of non-GAAP Financial Measures. We believe our allowance on September 30, 2022, was adequate to absorb probable incurred losses inherent in our loan portfolio. The following table provides an allocation of the allowance for loan losses to specific loan types as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial real estate	$5,889	35.7%	$4,471	35.2%
Residential real estate	3,580	21.7%	2,339	18.4%
Commercial	5,970	36.3%	4,637	36.5%
Construction and development	876	5.3%	471	3.7%
Consumer and other	170	1.0%	786	6.2%
Total allowance for loan losses	$16,485	100.0%	$12,704	100.0%
On September 30, 2022, the recorded investment in impaired loans (consisting of nonaccrual loans, troubled debt restructured loans, loans past due 90 days or more and still accruing interest and other loans based on management’ judgment) was $1.8 million, of which $1.8 million required a specific reserve of $0.8 million, compared to a recorded investment in impaired loans of $2.1 million, with a recorded investment of $2.1 million, on nonaccrual with a required specific reserve of $1.3 million on December 31, 2021. There was also a substandard accruing loan with a recorded investment of $2.3 million, with no allowance on December 31, 2021.
On September 30, 2022, we had one loan amounting to $2.0 thousand that was considered to be a troubled debt restructuring (“TDR”), compared to one loan amounting to $55 thousand on December 31, 2021. We did not allocate any specific reserves to loans that have been modified as TDRs as of September 30, 2022, and December 31, 2021.
Deposits
Deposits are our primary source of funding. We offer a variety of deposit products including checking, NOW, savings, money market, and time deposit accounts all of which we actively market at competitive pricing. We generate deposits from our consumer and commercial clients through the efforts of our private bankers. We had public deposits of $90.5 million and $84.4 million, on September 30, 2022, and December 31, 2021, respectively. Additionally, we supplement our deposits with wholesale funding sources such as Qwickrate and brokered deposits. However, we do not significantly rely on wholesale funding sources, which are generally viewed as less stable compared to core deposits due to the relatively higher price elasticity of demand for deposits from wholesale sources. As of September 30, 2022, and December 31, 2021, these wholesale deposits represented 0.8% and 3.9%, respectively, of our total deposits.
Average interest-bearing deposits decreased $9.5 million, or 0.6%, during the three months ended September 30, 2022, compared to the same time period in 2021, primarily due to a $88.4 million decrease in certificates of deposit account balances and a $28.1 million decrease in brokered deposits, partially offset by a $90.5 million increase in money market account balances and a $13.3 million increase in NOW accounts from organic growth. In order to fund our loan growth, our bankers are actively involved with our strategic efforts and are incentivized to grow core deposits. The average rate paid on interest-bearing deposits increased 19 basis points to for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$309,386	0.22%	$296,066	0.19%
Money market accounts	938,898	0.71%	848,408	0.39%
Brokered deposits	20,422	1.27%	48,517	0.48%
Savings accounts	16,040	0.10%	12,867	0.10%
Certificates of deposit	168,907	0.61%	257,280	0.68%
Total interest-bearing deposits	1,453,653	0.59%	1,463,138	0.40%
Noninterest-bearing deposits	758,135	—%	810,042	—%
Total deposits	$2,211,788	0.39%	$2,273,180	0.26%

Average interest-bearing deposits increased $244.8 million, or 18.1%, during the nine months ended September 30, 2022, compared to the same time period in 2021 primarily due to $217.7 million increase in money market account balances and a $48.0 million increase in NOW accounts from organic growth, partially offset by a $29.3 million decrease in certificate of deposit account balances. The average rate paid on interest-bearing deposits increased 2 basis points to for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$321,587	0.18%	$273,590	0.20%
Money market accounts	998,530	0.48%	780,825	0.40%
Brokered deposits	42,167	0.59%	36,555	0.56%
Savings accounts	14,177	0.10%	11,358	0.10%
Certificates of deposit	219,124	0.62%	248,467	0.71%
Total interest-bearing deposits	1,595,585	0.44%	1,350,795	0.42%
Noninterest-bearing deposits	769,026	—%	742,530	—%
Total deposits	$2,364,611	0.30%	$2,093,325	0.27%
The following table presents the ending balances and percentage of total deposits for the periods indicated. As of September 30, 2022, we had approximately $18.4 million in brokered deposits representing 0.8% of total deposits. Brokered deposits decreased approximately $40.0 million, or 68.5%, compared to December 31, 2021. We did not obtain these brokered deposits through a deposit listing agency, but rather through an existing relationship with the Bank. However, these deposits meet the regulatory definition of brokered deposits and are reported accordingly.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Ending Balance	% of Total	Ending Balance	% of Total
NOW accounts	$308,167	14.1%	$310,362	13.1%
Money market accounts	944,728	43.2%	1,055,033	44.5%
Brokered deposits	18,407	0.8%	58,365	2.5%
Savings accounts	16,966	0.8%	12,558	0.5%
Certificates of deposit	141,981	6.5%	261,067	11.0%
Total interest-bearing deposits	1,430,249	65.4%	1,697,385	71.6%
Noninterest-bearing deposits	758,042	34.6%	674,003	28.4%
Total deposits(1)	$2,188,291	100.0%	$2,371,388	100.0%
__________________________________
(1)Balance Sheet does not illustrate brokered deposits as presented above.
For more information regarding the maturities of our time deposits including time deposits that meet or exceed the $250,000 FDIC insurance limit as of September 30, 2022, and December 31, 2021, refer to Note 6 - Deposits to the Consolidated Financial Statements (unaudited) dated September 30, 2022.
Debt
See Note 7 - Debt and Borrowings to the Consolidated Financial Statements (unaudited) dated September 30, 2022, for additional information regarding our Subordinated Debt and Valley National Line of Credit.
Borrowings
We primarily use short-term and long-term borrowings to supplement deposits to fund our lending and investment activities.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2022, approximately $265.3 million in total loans that were pledged as collateral for potential FHLB borrowings and FHLB letters of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2022, we had no outstanding advances, compared to $35.0 million as of December 31, 2021. As of September 30, 2022 and December 31, 2021, we had $163.9 million and $113.0 million, respectively, in additional available borrowing capacity from the FHLB based on the collateral that we have currently pledged.
The following table sets forth certain information on our FHLB borrowings during the periods presented.

	September 30, 2022	December 31, 2021
(Dollars in thousands)
Weighted average interest rate at period-end	—%	2.04%
Maximum month-end balance during period	$35,000	$35,000
Average balance outstanding during period	9,121	36,918
Weighted average interest rate during period	1.98%	2.01%
Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. No advances were outstanding under this facility as of September 30, 2022 and December 31, 2021.
Liquidity and Capital Resources
Capital Resources
Stockholders’ equity increased $6.3 million, or 2.7%, to $237.9 million on September 30, 2022, compared to December 31, 2021, primarily due an increase in retained earnings of $17.9 million and an increase in additional paid in capital of $4.7 million for the nine months ended September 30, 2022, partially offset by a decrease of $16.0 million in accumulated other comprehensive net income.
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
As of September 30, 2022, we were in compliance with all applicable regulatory capital requirements to which we were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. Based on changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets in August 2018, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are included in following discussion as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums. During the nine months ended September 30, 2022, the Company infused $7.5 million of capital into the Bank to support asset growth and maintain well capitalized ratios at the Bank.

The following table presents our regulatory capital ratios as of September 30, 2022, and December 31, 2021. The amounts presented exclude the capital conservation buffer.

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital ratio
Bank	$257,261	12.5%	$164,087	8.0%	$205,109	10.0%
Company	271,324	13.2%	164,087	8.0%	N/A	N/A
Tier 1 Capital ratio
Bank	239,468	11.7%	123,066	6.0%	164,087	8.0%
Company	229,064	11.1%	123,066	6.0%	N/A	N/A
Tier 1 Leverage ratio
Bank	239,468	9.6%	99,364	4.0%	124,205	5.0%
Company	229,064	9.2%	99,364	4.0%	N/A	N/A
Common Equity Tier 1
Bank	239,468	11.7%	92,299	4.5%	133,321	6.5%
Company	229,064	11.1%	92,299	4.5%	N/A	N/A

	Actual		Minimum for capital adequacy		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital ratio
Bank	$222,696	12.9%	$138,435	8.0%	$173,043	10.0%
Company	220,206	12.7%	138,435	8.0%	N/A	N/A
Tier 1 capital ratio
Bank	208,997	12.1%	103,826	6.0%	138,435	8.0%
Company	206,507	11.9%	103,826	6.0%	N/A	N/A
Tier1 leverage ratio
Bank	208,997	7.7%	107,877	4.0%	134,846	5.0%
Company	206,507	7.7%	107,877	4.0%	N/A	N/A
Common equity tier 1 capital ratio
Bank	208,997	12.1%	77,869	4.5%	112,478	6.5%
Company	206,507	11.9%	77,869	4.5%	N/A	N/A
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

On September 30, 2022, we had the ability to generate approximately $459.3 million in additional liquidity through all of our available resources beyond our overnight funds sold position. During the nine months ended September 30, 2022, the Company issued $25.0 million in subordinated notes payable due 2032 and also increased the availability under its revolving line of credit at Valley National Bank, N.A. from $10.0 million to $25.0 million. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases, certain credit facilities may no longer be available. We conduct quarterly liquidity stress tests and the results are reported to our Asset-Liability Management Committee and our Board. We believe the liquidity available to us is currently sufficient to meet our ongoing needs.
We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities. On September 30, 2022, and December 31, 2021, there were $265.3 million and $235.3 million in total loans pledged to the FHLB for liquidity. Our investment portfolio primarily consists of debt issued by the federal government and governmental agencies. The weighted-average life of our investment portfolio was 5.90 years and 4.41 years on September 30, 2022, and December 31, 2021, respectively. The duration of our investment portfolio was 4.75 years and 4.08 years on September 30, 2022, and December 31, 2021, respectively.
As we deploy our capital and continue to grow our operations, we maintain cash in our holding company for added liquidity. As of September 30, 2022, cash held at the holding company was approximately $9.2 million. Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $21.9 million during three months ended September 30, 2022, compared to an average net overnight funds sold position of $42.9 million for the year ended December 31, 2021. As of September 30, 2022, cash held at the Federal Reserve was approximately $111.9 million compared to $544.0 million as of December 31, 2021.
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
Inflation
We are experiencing and may continue to experience labor cost inflation and constraints in hiring qualified employees. We aim to offset the potential unfavorable impact of these items with automation, productivity improvements, and other initiatives. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. At September 30, 2022, inflation was rising at a higher and more sustained level than anticipated by the Federal Reserve. As a result, there were five rate increases for the nine months ended September 30, 2022, totaling an upward increase of 300 basis points. Another increase of 75 bps occurred on November 2, 2022, and the current market expects another interest rate increase in 2022 that could lead to greater market volatility.

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2022.

(Dollars in thousands)	Due in One Year or Less	Due after One Through Three Years	Due After Three Through Five Years	Due After Five Years	Total
Time deposits of $250,000 or less	$47,062	$4,276	$—	$—	$51,338
Time deposits of more than $250,000	87,647	6,331	—	—	93,978
Operating leases	1,394	2,252	1,060	325	5,031
Subordinated debt	—	—	—	24,467	24,467
Total	$136,103	$12,859	$1,060	$24,792	$174,814
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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Unfunded lines of credit	529,519	415,402
Commitments to extend credit	93,278	108,824
Standby letters of credit	10,972	12,095
Commercial letters of credit	394	2,765
Total credit extension commitments	$634,163	$539,086
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
Certain Performance Metrics
The following table shows the return on average assets (computed as annualized net income divided by average total assets), return on average equity (computed as annualized net income divided by average equity) and average equity to average assets ratios for the three months ended September 30, 2022, and 2021 and nine months ended September 30, 2022, and 2021.

(Dollars in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Return on average assets	1.35%	0.97%	0.90%	0.96%
Return on average equity	14.13%	11.13%	10.24%	10.53%
Average equity to average assets	9.52%	8.76%	8.81%	9.15%
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
REPRICING GAP

September 30, 2022 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Interest Earning Assets
Loans	$457,601	$61,612	$262,215	$781,428	$1,206,982	$1,988,410
Loans held for sale	—	—	—	—	—	—
Securities	42,934	6,052	10,422	59,408	124,348	183,756
Interest earning deposits at other financial institutions	112,571	—	—	112,571	44,933	157,504
Federal funds sold	15,762	—	—	15,762	—	15,762
FHLB & FRB stock	7,390	—	—	7,390	—	7,390
Total interest earning assets	$636,258	$67,664	$272,637	$976,559	$1,376,263	$2,352,822
Interest-Bearing Liabilities
Interest-bearing deposits	$612,935	$22,740	$102,333	$738,008	$546,925	$1,284,933
Time deposits	16,548	29,235	88,926	134,709	10,607	145,316
Total interest-bearing deposits	$629,483	$51,975	$191,259	$872,717	$557,532	$1,430,249
FHLB advances	—	—	—	—	—	—
Subordinated debt	—	—	—	—	24,467	24,467
Total interest-bearing liabilities	$629,483	$51,975	$191,259	$872,717	$581,999	$1,454,716
Period gap	$6,775	$15,689	$81,378	$103,842	$794,264
Cumulative gap	$6,775	$22,464	$103,842	$103,842	$898,106
Ratio of cumulative gap to total earning assets	1.06%	33.20%	38.09%	10.63%	65.26%
Ratio of cumulative gap to cumulative total earning assets	0.29%	0.95%	4.41%	4.41%	38.17%

CASH FLOW GAP

September 30, 2022 (Dollars in thousands)	Within One Month	After One Month Through Three Months	After Three Months Through 12 Months	Within One Year	Greater than One Year or Nonsensitive	Total
Interest Earning Assets
Loans	$118,656	$111,893	$288,441	$518,990	$1,469,420	$1,988,410
Loans held for sale	—	—	—	—	—	—
Securities	9,001	3,075	14,674	26,750	157,006	183,756
Interest earning deposits at other financial institutions	112,570	—	—	112,570	44,934	157,504
Federal funds sold	15,762	—	—	15,762	—	15,762
FHLB & FRB stock (1)	—	—	—	—	7,390	7,390
Total interest earning assets	$255,989	$114,968	$303,115	$674,072	$1,678,750	$2,352,822
Interest-Bearing Liabilities
Interest-bearing deposits	$24,485	$48,976	$220,398	$293,859	$991,074	$1,284,933
Time deposits	16,548	29,235	88,926	134,709	10,607	145,316
Total interest-bearing deposits	41,033	78,211	309,324	428,568	1,001,681	1,430,249
FHLB advances	—	—	—	—	—	—
Subordinated debt	—	—	—	—	24,467	24,467
Total interest-bearing liabilities	$41,033	$78,211	$309,324	$428,568	$1,026,148	$1,454,716
Period gap	$214,956	$36,757	$(6,209)	$245,504	$652,602
Cumulative gap	$214,956	$251,713	$245,504	$245,504	$898,106
Ratio of cumulative gap to total earning assets	83.97%	218.94%	80.99%	36.42%	53.50%
Ratio of cumulative gap to cumulative total earning assets	9.14%	10.70%	10.43%	10.43%	38.17%
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
The following table summarizes the results of our net interest income at risk analysis in simulating the change in net interest income and fair value of equity over a 12-month and 24-month horizon as of September 30, 2022, and December 31, 2021.

Net Interest Income at Risk – 12 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	—%	(5.0)%	(10.0)%	(15.0)%	(20.0)%
September 30, 2022	(15.1)%	(11.7)%	(5.6)%	(1.9)%	—%	1.7%	3.3%	5.0%	6.6%
December 31, 2021	(6.0)%	(4.0)%	(1.5)%	1.3%	—%	4.2%	8.4%	12.4%	16.2%

Net Interest Income at Risk – 24 months	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(20.0)%	(15.0)%	(10.0)%	(5.0)%	—%	(5.0)%	(10.0)%	(15.0)%	(20.0)%
September 30, 2022	(24.4)%	(19.6)%	(11.2)%	(4.8)%	—%	4.3%	8.3%	12.4%	16.6%
December 31, 2021	(15.6)%	(12.5)%	(9.1)%	(4.7)%	—%	6.5%	12.7%	18.6%	24.4%
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

The following table illustrates the results of our EVE analysis as of September 30, 2022, and December 31, 2021.

Economic Value of Equity	-400bps	-300bps	-200bps	-100bps	Flat	+100bps	+200bps	+300bps	+400bps
Policy Limit	(30.0)%	(20.0)%	(15.0)%	(10.0)%	—%	(10.0)%	(15.0)%	(20.0)%	(30.0)%
September 30, 2022	(1.9)%	(0.4)%	2.3%	2.6%	—%	(3.1)%	(6.3)%	(9.6)%	(13.3)%
December 31, 2021	6.7%	6.2%	5.9%	4.8%	—%	(3.7)%	(7.3)%	(11.1)%	(15.4)%
Critical Accounting Policies and Estimates
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include our accounting for the allowance for loan losses and fair value measurements. Significant accounting policies are discussed in the Notes to Consolidated Financial Statements within our Annual Report. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2022.
In June 2016, FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected CECL model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees and other similar instruments). For Public Business Entities that are non-SEC filers and for SEC filers that are considered small reporting companies, it is effective for January 1, 2023. The Company's management has selected a credit loss estimation model. Initial data integration with the model is complete, and the Credit Department has performed several test runs with no material differences. The Company established a CECL committee that reviewed a parallel run using June 30, 2022 data during the third quarter. The committee is refining the qualitative factors under CECL and finalizing the structural overview document. The Company may recognize an increase in the allowance for credit losses upon adoption, recorded as a one-time cumulative adjustment to retained earnings. However, the magnitude of the impact on the Company's consolidated financial statements has not yet been determined. The Company will adopt this accounting standard effective January 1, 2023.
Explanation of Certain unaudited non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains financial information determined by methods other than U.S. GAAP, which we refer to “non-GAAP financial measures.” The table below provides a reconciliation between these non-GAAP measures and net interest income and total loans held for investment, which are the most comparable GAAP measures.
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

Reconciliation of non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
(Dollar amounts in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income (GAAP)	$24,797	$19,104	$65,753	$54,185
Total noninterest income	1,223	1,476	4,277	4,897
Total noninterest expense	13,853	11,624	42,952	34,366
Pre-tax pre-provision earnings (non-GAAP)	$12,167	$8,956	$27,078	$24,716
Total adjustments to noninterest expense (1)	$(957)	$—	$(3,872)	$(684)
Adjusted pre-tax pre-provision earnings (non-GAAP)	$13,124	$8,956	$30,950	$25,400

Return on average assets (GAAP)	1.35%	0.97%	0.90%	0.96%
Annualized pre-tax pre-provision ROAA (non-GAAP)	1.93%	1.39%	1.36%	1.37%
Adjusted annualized pre-tax pre-provision ROAA (non-GAAP)	2.08%	1.39%	1.56%	1.41%
(1)Adjustments to noninterest expense for the three months ended September 30, 2022 were related to acquisition expenses. Adjustments for the nine months ended September 30, 2022, were related to acquisition expenses and severance and accelerated vesting expense related to the departure of the former Chief Executive Officer. Adjustments to noninterest expense for the nine months ended September 30, 2021 were related to change in control payments to two former Marquis employees.

(Dollar amounts in thousands, except per share data)	September 30, 2022	December 31, 2021
Total loans held for investment, net (GAAP)	$1,988,410	$1,764,460
Add allowance for loan loss	16,485	12,704
Total gross loans held for investment	2,004,895	1,777,164
Less Professional Bank net PPP loans	$2,618	$58,615
Total gross LHFI excluding net PPP loans (non-GAAP)	2,002,277	1,718,549
Add purchase accounting loan marks	8,480	13,003
	$2,010,757	$1,731,552
Total gross LHFI excluding net PPP loans (non-GAAP) + PA marks
ALLL as a % of LHFI (GAAP)	0.82%	0.71%
ALLL as a % of total LHFI excluding net PPP loans (non-GAAP)	0.82%	0.74%
PA marks + ALLL / LHFI excluding net PPP loans (non-GAAP)	1.24%	1.48%

(Dollar amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income (GAAP)	$24,797	$19,104	$65,753	$54,185
Less: PPP net interest income recognized	(200)	(2,151)	(2,077)	(7,048)
Net interest income excluding PPP (non-GAAP)	24,597	16,953	63,676	47,137
Less: PA premium/discounts	(1,504)	(1,969)	(4,813)	(1,969)
Net interest income excluding PPP and PA (non-GAAP)	$23,093	$14,984	$58,863	$45,168
Average interest earning assets (GAAP)	2,342,000	2,431,904	2,503,621	2,290,121
Less: average PPP loans	(4,796)	(117,256)	(22,890)	(164,691)
Average interest earning assets, excluding PPP (non-GAAP)	2,337,204	2,314,648	2,480,731	2,125,430
Add: average PA marks	9,178	14,317	10,631	16,823
Average interest earning assets, excluding PPP and PA (non-GAAP)	$2,346,382	$2,328,965	$2,491,362	$2,142,253
Net interest margin (GAAP)	4.20%	3.12%	3.51%	3.16%
Net interest margin excluding PPP (non-GAAP)	4.18%	2.91%	3.43%	2.97%
Net interest margin excluding PPP and PA (non-GAAP)	3.90%	2.55%	3.16%	2.82%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Control Procedures
As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.
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
Item 1A. Risk Factors.
The section titled Risk Factors in Part I, Item 1A of our 2021 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. Additionally, risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations. Our proposed merger with Seacoast poses further risks that are described in detail in the Registration Statement on Form S-4 filed by Seacoast on October 4, 2022, which can be found on the SEC's website, www.sec.gov.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, in the capacities set forth opposite their names on November 9, 2022.

Signature	Title	Date

/s/ Abel L. Iglesias	Chief Executive Officer	November 09, 2022
Abel L. Iglesias	(Principal Executive Officer)

/s/ Mary Usategui	Chief Financial Officer	November 09, 2022
Mary Usategui	(Principal Financial and Accounting Officer)